Form 10-Q
period 2008-03-31
PORFAVOR CORP
filed 2008-05-15
CIK 1424328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 0-33933

PORFAVOR CORP.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	88-0319470
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2911 N. Lamb Blvd.
Las Vegas, NV	89115
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 642-0988

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                              Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   ☐

Accelerated filer

☐

Non-accelerated filer

   ☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of March 31 2008, the issuer had 17,500,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

PORFAVOR CORPORATION
BALANCE SHEET
AS OF SEPTEMBER 30, 2007 AND MARCH 31, 2008

	UNAUDITED	AUDITED
ASSETS	MARCH 31	SEPTEMBER 30
	2008	2007
Current Assets
Business Checking	$15,483	$-
Secondary Business Checking	4,108	3,420
Accounts Receivable	36,360	46,862
Prepaid Insurance	22,836	22,836
Inventory	43,515	39,002
Total Current Assets	122,302	112,120

Fixed Assets
Office Equipment	9,109	9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
	(64,648)	(60,657)
Accumulated Depreciation	8,376	12,367
Total Fixed Assets

Total Assets	$130,678	$124,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Checking Account Deficit	$-	$-
Accounts Payable	6,619	6,619
Sales Tax Payable	36,092	20,504
Total Current Liabilities	42,711	27,123

Long Term Liabilities
Loans From Shareholders	272,705	195,913
Note Payable	70,404	70,786
Total Long Term Liabilities	343,109	266,699

Stockholders' Equity

*Capital Stock 17,500,000 Issued	25,000	25,000
Additional Paid In Capital	428,342	428,342
Retained Earnings	(708,484)	(622,677)

Total Liabilities and Stockholders' Equity	(255,142)	(169,335)

Total Liabilities and Stockholders' Equity	$130,678	$124,487

PORFAVOR CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007

	MARCH 31	MARCH 31
Income	2008	2007
Revenues	$680,934	$1,395,047
Refunds	-	-
Total Income	680,934	1,395,047

Cost of Goods Sold
Cost of Manufacturing	422,693	1,115,319
Manufacturing Wages	62,411	130,288
Total Cost of Sales	485,104	1,245,607

Gross Margin	195,830	149,440

Operating Expenses
Auto and Truck	8,334	10,141
Advertising	174	345
Bank Charges	-	-
Postage	41	266
Insurance	13,658	32,511
Interest	676	-
Licenses and Permits	280	305
Meals and Entertainment	1,511	801
Office Expenses	5,668	6,799
Office Supplies	1,986	1,529
Payroll Taxes	8,068	9,967
Officers' Salaries	20,800	-
Office Salaries	7,848	-
Professional Books	-	435
Professional Education	-	1,785
Professional Fees	1,500	837
Rent	18,802	26,511
Small Tools	-	-
Telephone	2,670	3,028
Utilities	724	5,907
Travel	8,402	4,295
Donations	-	395
Repairs and Maintenance	178	319
Workmans Comp	-	-
Sales Tax	13,917	87,613
Depreciation	-	-
Total Operating Expenses	115,237	193,789

Net Income (Loss)	$80,593	$(44,349)

Net Income (Loss) per share	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding	17,500,000	17,500,000

PORFAVOR CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007

CASH FLOWS FROM OPERATING ACTIVITIES	MARCH 31	MARCH 31
	2008	2007
Net income	$80,593	$(44,349)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
Increase (decrease) in:
Accounts Receivable	(6,000)	-
Escrow Deposit		-
Increase (decrease) in:
Prepaid Insurance	-	-
Inventory	-	-
Accounts Payable	-	-
Sales Tax Payable	-	-
Net Cash Provided (Used) By Operating Activities	74,593	(44,349)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit	-	-
Increase in Note Receivable	-	-
Cash Used of Patent Acquisition	-	-
Increase (decrease) in Marketable Securities	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit	(1,790)	24,204
Note Payable	(382)	-
Loans From Shareholders	(52,830)	(1,000)
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	(55,002)	23,204

NET INCREASE (DECREASE) IN CASH	19,591	(21,145)

CASH AT BEGINNING OF PERIOD	-	21,145

CASH AT END OF PERIOD	$19,591	$-

Cash Paid for Interest	676	-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

Our acquisition, CBA Builders, DBA Trussco Sales is commonly known in the local market as Trussco. We are first and foremost a broker of structural wood materials. These materials include open web plated trusses, metal web-wood chord trusses, glue laminated beams, I joists, & occasionally steel bar joists. We also sell much of the associated framing anchors and hangers. In recent years we have built a substantial portion of the open web plated trusses that we sell. Our work begins when a customer delivers a set of blueprints for a given project. Projects may range in size from a 2or 3 trusses for a home addition valued at $300 to something such as Vantage One Condominium project where we provided products valued at more than $900,000.  From blue prints, we determine their needs in terms of products that we sell and quote to them a price for all such materials. Probably 60% of our work is awarded on a competitive bid basis with the balance being of a negotiated nature. Once we are awarded the contract for a project, we then provide our customer all necessary component designs and replacement plans to be approved by the structural engineer and any permitting authority. Once our customer has completed the permitting process and gives his approval to fabricate, we then place orders with our suppliers for all materials that are needed. Nearly all of our products are delivered directly from the point of manufacture to our customer’s job site. If after delivery, problems or mistakes become apparent we will send a repair crew to make any needed modifications to our product. If it is determined that the problem stems from our own mistake there is no cost to the customer for the repairs. If problems arise because of faulty or inaccurate plans we will then invoice the customer for the cost of any alterations or repairs.

The vast majority of our products are sold on a wholesale basis to framing contractors and occasionally to a general contractor. We do however provide some materials to an owner builder or to an individual doing a home remodel.

We estimate that over 95% of our sales are in Clark County Nevada, including Mesquite and Searchlight. We do provide some product to outlying areas such as Pahrump or Alamo Nevada. Occasionally we will sell products to Northern Nevada or Southern Utah.

Traditionally, a commercial framer would buy glu-lam beams from one source, plated trusses from another source and I joists from yet another source. No other supplier in the area provides the variety of structural floor and roof components that we do. Often a plated truss supplier will take in a set of plans that indicates, for example I joists as the structural floor component. Rather than bidding I joists, he will try to convert the structural components to plated trusses. This process can be time consuming and expensive for all involved and causes considerable consternation among those who now have to try to accommodate the truss supplier. We are much more likely to simply bid what is required in the plans and specifications because we sell them all.

We began doing business as Trussco in August of 1992, selling only plated wood trusses. In April of 1993 we opened a small office at 3432 North Bruce Street Suite #7 in North Las Vegas, Nevada. We soon grew large enough that we needed a repair crew. In order to accommodate this need we began to fabricate only very small jobs so that we had men available when we needed a repair crew. Beginning in 1995 we began to import all of our plated trusses from Canada. This was made possible for two reasons. All of the trusses built in Las Vegas relied on raw lumber from Canada. At that time there was in effect a 15% tariff on raw lumber but no tariff on a finished product such as trusses. During that time the Canadian dollar was worth about $.67 US. These two factors combined to give us a very good competitive edge. Over recent years both of these advantages have been eroded to nothing and we are currently building nearly all that we sell. We found that we are achieving higher net margins by manufacturing our own.

Over the past 3 years, we have seen I joist and glu-lam sales gain an ever increasing percentage of our sales. We began selling I joists in 1996. Since that time we have sold from a series of different suppliers. The most common reason for us to change from one supplier to another was because our supplier was bought out by one of our larger competitors.  We began selling glue-laminated beams from our current supplier in 1998 and have used them continuously since.

In recent months of very tight market conditions we have learned that we can reduce our markup substantially and still earn reasonable profit margins. Through this effort we expect to increase our market share considerably. The first and greatest physical change in our immediate future will be to increase in manufacturing capacity for the plated truss sector. This will be accomplished mostly through improved equipment and material handling systems. It is probable that yet another relocation will be required to accommodate continued growth. Our next focus will be in solidifying our position in the I joist market through either manufacturing of our own or preferably a purchase of a current supplier. Though this will not be in the immediate future we anticipate that it will be within the next 2 to 3 years. We have for many years attempted to sell steel bar joists. We have sold a limited number of jobs but have been mostly frustrated that all manufacturers currently selling into this market hire a company rep for the area effectively negating any opportunity for us to sell their product. We are currently developing plans to build our own bar  joist product. This effort is somewhat stymied by the current market conditions in the steel industry. With supplies being low and prices very high, our entry into this market will be postponed until that market stabilizes.

Our customer base includes a majority of the commercial framers in the Las Vegas area. Some buy every job from Trussco and others buy occasionally. We also sell to most of the remodeling and fire repair contractors as well as some residential developers who were deemed too small to interest the large residential truss suppliers.

We do sell some government projects but again these are sold to either a framer or a general contractor so that we have no dealings with government agency.

We sell some in almost every segment of the market. Our emphasis is in the commercial and light industrial market. However, we also sell a relatively large percentage of the remodel and fire damage market in the Las Vegas area.

After several years in the market we determined that it is nearly impossible to survive trying to bid to everyone. If all of our work is derived from the competitive bid process it is not possible to maintain sufficient margins. In observing other successful businesses in this market and others it seems clear that the toughest stage in the development of a company is between the Ma and Pa shop stage and the corporate stage. That is where we are at this moment. One of the most common and successful strategies at this stage is to become partnered (very loosely and not at all legally) with likeminded customers who are maybe too small to get good service from the more established companies yet are aggressive and growth minded. In our case we will partner with 2 or 3 framers who in turn form the same type of “partnership” with 2 or 3 general contractors, who partner with 2 or 3 developers. In this arrangement, we often have input into the budget so we do not have to bid against every supplier in town. The downside to this is that if we become too attached, then we become wholly dependent upon those customers. As their business goes, so does your business. We have tried to mitigate that problem by continually bidding much other work but giving preference and occasionally price advantages to our preferred customers.

We currently employ 6 men in the shop and 4 administrative employees. They are led by a man with many years experience in the framing and general construction area. He has great problem solving abilities. Often on a job site what appears first as a “truss problem” can be traced to another cause or solved by simple and minor framing adjustments. Our warehouseman has considerable computer skills and is very good at paperwork flow and maintenance. Our lead man on the fabrication table is well organized and efficient. Our laborers are young and eager to learn. In the office our office manager has been with us for over 13 years and throughout that time has always been very loyal and trustworthy. We have one fulltime design technician who we have trained from the beginning. She now has 2 years experience and has become quite efficient and eager to help. We also have 1 part time design technician who has many years experience and a structural engineer who works on an in call basis.

Our equipment consists of 2 pull saws, 2 c-clamp presses, a wooden assembly table, a caterpillar forklift and a freightliner delivery truck. Of course there are numerous nail guns, skill saws, compressors and the like.

Our greatest strength is in the relationship that we have built over several years with a number and variety of customers. We believe that many of our customers have stayed with us because they know that they may not get the lowest price but we will be competitive and fair in all of our dealings. Every phase of the construction industry is laden with unforeseen occurrences and problems. We go to great efforts to minimize those problems regardless of their source. The last paragraph of our proposals reads in part “our desire is the most expeditious and successful competition of your project.” We work hard toward that goal. Another great strength is in the variety of products that we sell. Again no other competitor in the area offers the line of products that we do.

Our customers buying patterns generally follow the ebb and flow of the construction industry in this market. However, several of them are young and aggressive which allows them to maintain higher activity levels during a general market slow down. It seems that in the most recent slowdown, we and many of our customers had to some degree developed a false sense of security. This false sense stems from the fact that commercial construction has not slowed but probably we did not take into account the trickledown effect that could come from the housing industry, who finding themselves virtually out of work, have crowded into a much smaller commercial market. This has made our market very competitive. Though our response had been slower that probably it should have been, we have responded and are seeing good results.

It is difficult to rank us simply because we are not a lumber yard to be ranked with them nor are we simply a truss fabricator to be ranked with them. In what we do, we are the largest in the area. In terms of ranking us with truss fabricators or lumber yards we would in either case certainly rank in the lower 20% in terms of dollar volume.

We have no announcements regarding new products and services.

Our raw materials are obtained from lumber companies and metal fabricators both of which we are not dependent upon. We currently have a customer base of 15 buyers whom we have maintained for at least 4 years.

There are no trademarks, patents, franchises, concessions, royalty or labor contracts. We comply with state and local licensing requirements. There are no approvals needed from government other than building code compliance

We do not anticipate any probable government regulations in our business

We have been developing plans to build our own steel bar joist product. Because of current market conditions in the steel industry; low supplies and high pricing; we have postponed our entry into this market until that market stabilizes.

There are no approvals needed from government other than building code compliance. We do not anticipate any probable government regulations in our business

As we have been engaged in this industry and in this market since 1992. As mentioned earlier our office manager has been us for 13 years. Our foreman has 20 years experience in the industry. Through attrition and culling we have developed an excellent group of employees willing to do whatever it takes to succeed.

We believe that our past success and future stems chiefly from three entrenched characteristics. First, aggressiveness and a willingness to adapt and overcome. Over the years we have overcome numerous market-changes, slowdowns, and adaption’s. However, it is now our expectation to become more proactive in these market changes. Second, tenacity and a willing to take the bad times with the good. Third and probably most important is just an old fashioned “have to” mentality.

We comply with the Clark County Nevada environmental laws regarding “dust permit”.

We have ten full time employees consisting of four administrative and six fabrication workers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Over the next twelve months, we expect to face strong competition from well-established companies and small independent operations. Accordingly, we expect to compete on the basis of price (or the value to the customer of the service performed) and, on the basis of our established reputation among customers as a quality provider and our locality of operation. Without a strong performance in the growth process, we expect to be less able than our larger competitors to handle generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate resources without a strong public response anticipated to enable us to take advantage of such advances.

We have been under financial pressure from 2005 to the present. We have experienced a decrease in business due to the overall slowdown in the construction industry caused by the financial crises of the housing industry. This could continue through 2008 and possibly 2009 as predicted by the real estate industry. It is anticipated that a recovery will occur during 2009.

Our net sales for 2006 over 2005 had increased by $1,785,596, but there will probably be a decrease in sales for 2007 over 2006 by approximately $1,000,000.

Our Las Vegas construction market is not as seriously affected as the rest of the country, because over 30 billion dollars is committed to the expansion of Las Vegas, Casino/Hotel and commercial construction. We have now and believe in the immediate future, that we can obtain a portion of that business that will enable us to operate through the real estate crisis.

We believe we can sustain our plan of operation for the next twelve months with cash flow from our current clients. Given that this client base has been slightly expanding, we expect that this expansion will provide additional cash flow.

Additionally, we intend to actively search for a suitable business from among our smaller competitors as an acquisition. We anticipate the terms of any acquisitions will require a combination of cash and stock.

Being a public company will position us with the ability to raise capital and issue shares for acquisitions and growth opportunities and as a way to increase cash flow without increasing debt.

We are negotiating the increase of present bank line of credit. In addition, we expect we can obtain personal and business loans should a shortfall occur within the next 12 months.

Our key success and critical factors for the next year are in order of importance;

1. Continue our expansion-marketing plan.

2. Increase our customer base.

3. Use financial control and cash flow planning.

4. Use the advantage of economics of scale.

We expect some changes in our operation over the next 12 months. From a purely operational point of view, we should have no problem in satisfying our cash need indefinitely. However, in our efforts to purchase the facility that we are currently occupying and expand our operation we will have cash needs. The largest single issue we believe is in raising funds for a 20% down payment on the property. Although, it will place us in a very tight cash flow situation, it may still be possible to finance the down payment from our own operation.

We are currently engaged in an effort to design wood purlin trusses that would allow us to compete directly against steel bar joists. This involves creating an attachment mechanism at each end of the truss that can be welded to steel beams or girders. Our engineer has developed a preliminary design which we will begin testing soon. Success in this will result in increased sales.

We expect to purchase more efficient plant equipment and delivery equipment. In doing this, we don’t expect that there will be a significant increase in the number of employees that we will have.

There are no causes for any material changes at this time.

There are no seasonal aspects that could have a negative material effect on our financial condition or results of operation.

The major trend in our industry in this market is the continuous growth of the numbers of tourists’ conventioneers and new residents (approximately 6000 per month).

RESULTS OF OPERATIONS

The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net income of approximately $80,593 for the three months ended March 31, 2008, compared with a net loss of $ 44,349   for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had assets of $130,678 for the quarter ended March 31, 2008 compared with $124,487 for the quarter ended September 30, 2007.   The Company had liabilities of $385,820 for the quarter ended March 31, 2008 compared to $293,823 for the period ended September 30, 2007.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on March 31, 2008, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Registration Statement on Form SB-2 dated January 17, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 14, 2008

Porfavor Corp.
Registrant

By: /s/ Boyd V. Applegate
Boyd V. Applegate Chief Executive Officer, Pres. Dir. By: /s/ Christine M. Applegate Christine M. Applegate CFO, Controller, Sec., Treas., Dir.