Form 10-Q
period 2008-06-30
PORFAVOR CORP
filed 2008-08-15
CIK 1424328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☒

As of June 30, 2008, the issuer had 17, 500,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

PORFAVOR CORPORATION
BALANCE SHEET
AS OF JUNE 30, 2008 AND SEPTEMBER 30, 2007

	UNAUDITED	AUDITED
ASSETS	JUNE 30	SEPTEMBER 30
	2008	2007
Current Assets
Business Checking	$13,438	$-
Secondary Business Checking	4,642	3,420
Accounts Receivable	21,528	46,862
Prepaid Insurance	5,709	22,836
Inventory	43,515	39,002
Total Current Assets	88,832	112,120

Fixed Assets
Office Equipment	9,109	9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
	(66,644)	(60,657)
Accumulated Depreciation	6,380	12,367
Total Fixed Assets

Total Assets	$95,212	$124,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$6,918	$6,619
Sales Tax Payable	4,478	20,504
Total Current Liabilities	11,396	27,123

Long Term Liabilities
Loans From Shareholders	248,049	195,913
Note Payable	79,104	70,786
Total Long Term Liabilities	327,153	266,699

Stockholders' Equity

*Capital Stock 17,500,000 Issued	25,000	25,000
Additional Paid In Capital	428,342	428,342
Retained Earnings	(696,679)	(622,677)

Total Liabilities and Stockholders' Equity	(243,337)	(169,335)

Total Liabilities and Stockholders' Equity	$95,212	$124,487

See accompanying Notes to Financial Statements

PORFAVOR CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007

	For the Three Months Ended		For the Six Months Ended
	JUNE 30	JUNE 30	JUNE 30	JUNE 30
Income	2008	2007	2008	2007
Revenues	$213,920	$695,471	$894,854	$2,090,518

Cost of Goods Sold
Cost of Manufacturing	117,626	464,105	540,319	1,579,424
Manufacturing Wages	39,100	90,240	101,510	220,528
Total Cost of Sales	156,726	554,345	641,829	1,799,952

Gross Margin	57,194	141,126	253,025	290,566

Operating Expenses
Auto and Truck	4,739	8,324	13,073	18,466
Advertising	-	16	174	361
Dues and Subscriptions	3	-	4	-
Postage	-	295	41	561
Insurance	6,703	12,657	26,070	45,168
Interest	794	978	1,470	978
Licenses and Permits	650	5,750	930	6,055
Meals and Entertainment	500	881	2,011	1,653
Office Expenses	1,218	6,866	6,886	13,665
Office Supplies	60	1,710	2,046	3,239
Payroll Taxes	5,584	6,903	13,652	16,870
Officers' Salaries	20,800	-	41,600	-
Office Salaries	7,128	-	14,976	-
Professional Books	-	-	-	435
Professional Education	-	-	-	1,785
Professional Fees	3,523	-	5,023	837
Rent	17,086	19,383	35,888	45,894
Telephone	3,478	2,450	6,148	5,478
Utilities	683	3,639	1,407	9,546
Travel	600	6,460	9,002	10,755
Donations	-	-	-	395
Repairs and Maintenance	84	200	262	519
Workmans Comp	793	-	793	-
Sales Tax	13,435	43,678	53,528	131,293
Depreciation	998	998	1,995	1,995
Total Operating Expenses	88,859	121,188	236,979	315,948

Net Income (Loss)	$(31,665)	$19,938	$16,046	$(25,382)

Net Income (Loss) per share	$(0.00)	$0.00	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding	17,500,000	17,500,000	17,500,000	17,500,000

See accompanying Notes to Financial Statements

PORFAVOR CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007

	For the Three Months Ended		For the Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2008	2007	2008	2007
Net income	$16,046	$19,938	$16,046	$(25,382)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	998	998	1,995	1,995
Increase (decrease) in:
Accounts Receivable	14,832	-	8,832	-
Increase (decrease) in:
Prepaid Insurance	5,709	-	11,418	-
Inventory	-	-	-	-
Accounts Payable	-	-	-	-
Sales Tax Payable	(7,067)	-	(3,982)	-
Net Cash Provided (Used) By Operating Activities	30,518	20,936	34,309	(23,387)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Fixed Assets		-	-	-
Increase (decrease) in Marketable Securities	-	-	-	-
Net Cash (Used) By Investing Activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on Note Payable	(16,074)	(4,311)		-
Proceeds from Note Payable	8,700	24,204	8,318	-
Cash Deficit	-	(39,829)	1,790	39,829
Loans From Shareholders	(24,656)	(1,000)	(26,337)	(16,442)
Capital Contributions	-	-	-	-
Net Cash (Used) By Investing Activities	(32,030)	(20,936)	(16,229)	23,387

NET INCREASE (DECREASE) IN CASH	(1,512)	-	18,080	-

CASH AT BEGINNING OF PERIOD	19,592	-	-	-

CASH AT END OF PERIOD	$18,080	$-	$18,080	$-

Cash Paid for Interest	1,470	-

See accompanying Notes to Financial Statements

PORFAVOR CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON APRIL 30, 1996 TO MARCH 31, 2008
(Expressed in US Dollars)

Capital Stock Issued	Number of	Par	Additional Paid	Profit	Deficit	Total Shareholders’ Equity
(no par value)	Common Shares	Value	In Capital	Accumulated	Accumulated	(Deficit)

- at December 8, 1999	17,500,000	0.001428				25,000

- at December 31, 2005	17,500,000	0.001428	428,342	-	(520,237)	(66,895)

Net Loss for the year ending December 31, 2006					(67,725)	(67,725)

Balance as of December 31, 2006	17,500,000	0.001428	428,342	-	(587,962)	(134,620)

Net Loss for the year ending December 31, 2007					(201,115)	(201,115)

Balance as of December 31, 2007	17,500,000	0.001428	428,342	-	(789,077)	(335,735)

Net Income for the period ending March 31, 2008				16,046		16,046

Balance as of March 31, 2008	17,500,000	0.001428	428,342	16,046	(789,077)	(319,689)

See accompanying Notes to Financial Statements

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Porfavor Corp is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.

Organization, Nature of Business and Trade Name

Jubilee Trading, Inc. was incorporated in the State of Nevada on April 3, 1996. On August 4, 1996 Alfonzo Hernandez, Sr. and 27 friends purchased Twenty-five Thousand (25,000) shares at no par value of the corporation (100%) for payment of Five Thousand Dollars ($5,000) in order to open and operate a Mexican Seafood Restaurant named “La Perla” in Los Angeles, California. The restaurant plans did not materialize and the corporation lay dormant.

On March 3, 2002, the name of the corporation was changed to Porfavor Corp and our articles of incorporation were changed to increase the Directors to three and to increase the authorized shares from Twenty-five Thousand (25,000) shares of common stock at no par value to Fifty Million (50,000,000) shares of common stock at $.001 par value.

A forward split of Thirty-five shares to One (35:1) was authorized resulting in Eight Hundred Seventy-five Thousand (875,000) shares of common stock issued to Thirty-one (31) shareholders. The Company planned to open and operate a Sports Bar and restaurant in Los Angeles, California. These plans also did not materialize and once again the company lay dormant.

On October 5, 2007, Porfavor Corp made an acquisition of CBA Builders, a Nevada Corp by exchanging Sixteen Million Six Hundred Twenty-five Thousand (16,625,000) shares of common stock (95%) of Porfavor Corp for Fifty Thousand (50,000) shares of commons stock (100%) of CBA Builders, DBA Trussco Sales issued and outstanding common stock.

CBA Builders was incorporated in the State of Nevada on October 10, 1987. CBA Builders was established as a construction company for the purposes of designing and manufacturing structural wood materials.

The financials include the accounts of Porfavor Corp and CBA Builders up until October 5, 2007 each of these companies were separate and distinct. On October 5, 2007, Porfavor Corp acquired CBA Builders as a wholly owned subsidiary. CBA Builders’ primary business is the designing and manufacturing of structural wood materials.

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization, Nature of Business and Trade Name (continued)

Prior to October 5, 2007, CBA Builders had been a privately owned and operated business with well-established relationships in the Las Vegas Metropolitan area. It was incorporated in October 10, 1987 and founded by Boyd Applegate who at that time had several years experience in designing and manufacturing structural wood materials.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Activity reflected in these consolidated financial statements is from the activity in acquired company CBA Builders.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Office Furniture	5-7 years
Shop Tools	5-7 years
Vehicles	5-10 years

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment (continued)

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred. In this specific industry revenue from jobs is recorded upon completion of construction contract. Payment is due as specified in the contract. Job costs include all direct materials, and labor costs and those indirect costs related to production. Selling, general and administrative costs are charged to expense as incurred.

Cost of Goods Sold

Job costs include all direct materials, and labor costs and those indirect costs related to production. Selling, general and administrative costs are charged to expense as incurred. No depreciation is allocated to cost of goods since the use of the fixed assets cannot be differentiated between office use and the construction process.

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Porfavor Corp’s financial condition

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates (continued)

and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Porfavor Corp’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Principles of Consolidation

These consolidated financial statements are presented based on the generally accepted accounting principle of acquisition. An acquisition of a company occurs when one enterprise pays cash, or issues stock or debt for all or part of the voting stock of another enterprise. The acquired enterprise remains intact as a separate legal entity. The parent subsidiary relationship is accounted for as a purchase, and it is referred to as an acquisition. Consolidated statements present the results of operations and the financial position of a parent company and its subsidiaries essentially as if the group were a single enterprise with one or more branches or divisions.

Common Stock

The Company has authorized common stock and has not authorized any other form of stock including preferred stock.

Inventory Valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined on a “first-in, first-out” basis, which approximates actual cost. We have no policy for a reserve for excess and obsolete inventory based on forecasted demand since inventory generally does not become obsolete. Inventory items are generally ordered on a just-in-time basis to minimize inventory due to limited stock space.

NOTE B – ACQUISITION

An acquisition of a company occurs when one enterprise pays cash, or issues stock or debt for all or part of the voting stock of another enterprise. The acquired enterprise remains intact as a separate legal entity. The parent-subsidiary relationship is accounted for as a purchase, and it is referred to as an acquisition.

CBA Builders originally authorized and issued Fifty Thousand (50,000) shares of common stock, which was issued to one (1) shareholder. In an acquisition the stock disclosures are presented by retroactively stating the equity accounts as of the earliest period presented to give effect to the new capital structure subsequent to the acquisition.

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

NOTE B – ACQUISITION (continued)

Therefore, the equity section of the financial statements presented reports the total number of shares issued as of September 30, 2007 and June 30, 2008 as Seventeen Million Five Hundred Thousand (17,500,000) shares of common stock.

On October 9, 2007 for the purpose of the merger an additional Sixteen Million Six Hundred Twenty-five Thousand shares of common stock were authorized and issued. The merger agreement stipulated that Boyd Applegate would exchange Fifty Thousand (50,000) shares, representing One Hundred Percent (100%) of the issued and outstanding shares of CBA Builders common stock, including its processes and assets; for Sixteen Million Six Hundred Twenty-five Thousand (16,625,000) shares of stock of Porfavor Corp. Upon the finalization of this transaction per the agreement, CBA Builders would become a wholly owned subsidiary of Porfavor Corp.

Per the acquisition agreement, on October 9, 2007, CBA Builders transferred Fifty Thousand (50,000) shares of the stock representing One Hundred Percent (100%) of the authorized and outstanding shares of CBA Builders. Porfavor Corp issued Sixteen Million Six Hundred Twenty-Five Thousand Five Hundred (16,625,500) shares of common stock representing Eighty Percent (95%) of the authorized issued and outstanding shares of Porfavor Corp in exchange for the Fifty Thousand (50,000) shares of common stock of CBA Builders.

As part of the acquisition CBA Builders exchanged assets valued at $124,487 for Sixteen Million Six Hundred Twenty-Five Thousand Five Hundred (16,625,500) shares of Porfavor Corp at a value of .007488 per share. At the time of the acquisition,

Porfavor Corp, had no assets; therefore the Eight Hundred Seventy Four Thousand Five Hundred (874,500) shares of Porfavor Corp still issued and outstanding had no value at the time of the trade. The resulting increase in shares caused a decrease in the value of the newly issued Sixteen Million Six Hundred Twenty-Five Thousand Five Hundred (16,625,500) shares to .007114 cents per share. This resulted in a dilution of .000374 cents per share equal to a .04995 percent dilution.

NOTE C – LIQUIDITY AND RESOURCES

The Company currently has a payable on the books for funds borrowed from the majority shareholder. There have been no formal loan terms agreed upon by the Board. The loan is listed as a long-term liability due to the fact that the loan cannot be repaid within a twelve-month period.

The ability of the Company to satisfy its obligations depends in part upon its ability to maintain a profitable level of operations, securing short and long-term financing to continue development of its services, and the growth of its customer base. There is no assurance that short and long-term financing can be obtained to fulfill the Company’s capital needs.

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007AND FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2008

NOTE D – PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of September 30, 2007, and June 30, 2008 were as follows:

	2007	2008

Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(60,657)	(66,644)
	$12,367	$6,380

Depreciation for the periods ended September 30, 2007 was $2,737 and June 30, 2008 was $998.

NOTE E – INCOME TAXES

The Company (Porfavor Corp) filed organization paperwork with the State of Nevada. At the time of filing Porfavor Corp elected and filed to be a C Corporation.

The acquired company, CBA Builders filed organization paperwork with the State of Nevada. At the time of filing CBA Builders elected and filed to be Sub Chapter S Corporations. This election allows all income taxes to be the responsibility of the Shareholders of Corporation not the corporation. Therefore, no provision for income tax was made prior to the acquisition.

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax asset and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

NOTE F – LINE OF CREDIT

The majority shareholder, Boyd Applegate, has been approved for a $80,000 revolving line of credit in connection with the existing bank accounts for CBA Builders. The credit limit of the line is $80,000 with a variable annual percentage rate of 4.75% above prime. The revolving line of credit has been used exclusively for the purpose of financing the cash flow needs of the Company. Therefore, the Board has agreed that the Company should record the debt on the books and provide for the payments to be met through Company funds. Monthly payments are required if there is an outstanding balance for a minimum of the finance charges.

The balance as of September 30, 2007 is $70,786.  And as of June 30, 2008 $79,104

NOTE G – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

Management expects to face strong competition from well-established companies and small independent companies. Accordingly, the Company expects to compete on the basis of price (or the value to the customer of the services performed) and, on the basis of their established reputation among customers as a quality provider of management services and our locality of operation. Without a strong performance in the growth process Management expects to be less able than our larger competitors to handle generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and Management may not have adequate resources without the strong public response anticipated to enable the Company to take advantage of such advances.

NOTE H – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”

The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Seventeen Million Five Hundred Thousand (17,500,000) outstanding in the periods ending September 30, 2007.and June 30, 2008

Number of shares	Net Loss	Year Net	Loss Per Share
17,500,000	$31,665	2008	.00181
17,500,000	$34,715	9/30/2007	.00198

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2009

AND THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

NOTE I- ACCOUNTS RECEIVABLE

Accounts receivable is defined as amounts due from customers for goods and services provided in the normal course of business operations. Accounts receivable for Porfavor Corp is the total unpaid invoices on the books at any given time. Currently Porfavor Corp does not have an allowance for doubtful accounts due to the fact that none of the receivables on the books have been deemed uncollectable.

The receivables that total the amount on the balance sheet are from invoices issued to long time customers that are considered good credit risk and have a history of paying invoices within thirty days (30) of the due date. Therefore we have determined through analysis of the past experience for this Company the allowance for bad debt should be one half of one percent (.5%) of the receivables listed on the books.

NOTE J – EQUITY

Only one class of stock has been authorized and issued by Porfavor Corp. Per financial statement presentation requirements the value of the seventeen Million Five Hundred Thousand (17,500,000) shares of common stock presented are $25,000 as of September 30,2007 and June 30, 2008

Additional paid in capital has been recorded as the amount of $428,342 as of September 30, 2007 and June 30, 2008. Additional paid in capital amounts arise from additional amounts paid by shareholders in the purchase of the original shares of CBA Builders. These funds were used in the cash flow of the business.

NOTE K. PREPAID EXPENSES

Prepaid expenses are prepayments made to secure the use of assets or the receipts of services as a future date. The amounts listed on the financial statements presented as prepaid assets for insurance contracts that overlap the years presented.

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

Our net sales for 2007 over 2006 had increased by $1,00,000 but there will probably be a decrease in sales for 2008 over 2007 by approximately $481,551

Our Las Vegas construction market is not as seriously affected as the rest of the country, because over 30 billion dollars is committed to the expansion of Las Vegas, Casino/Hotel and commercial construction. We have now and believe in the immediate future, that we can obtain a portion of that business that will enable us to operate through the real estate crisis.

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

RESULTS OF OPERATIONS

The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $30,000 for the three months ended June 30, 2008, compared with a net loss of $ 44,349 for the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had assets of $90,212 for the quarter ended June 30, 2008 compared with $124,487 for the quarter ended June 30, 2007.   The Company had liabilities of $327,153 for the quarter ended June 30, 2008 compared to $293,823 for the period ended June 30, 2007.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 11, 2008

Porfavor Corp.
Registrant

By: /s/ Boyd V. Applegate
Boyd V. Applegate Chief Executive Officer, Pres. Dir.

By: /s/ Christine M. Applegate
Christine M. Applegate CFO, Controller, Sec., Treas., Dir.