Form 10-Q
period 2008-09-30
PORFAVOR CORP
filed 2008-11-13
CIK 1424328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of September 30 2008, the issuer had 17,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PORFAVOR CORPORATION
BALANCE SHEET
AS OF SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	UNAUDITED	AUDITED
ASSETS	SEPTEMBER 30	SEPTEMBER 30
	2008	2007
Current Assets
Business Checking	$846	$-
Secondary Business Checking	116	3,420
Accounts Receivable	31,828	46,862
Prepaid Insurance	5,709	22,836
Inventory	43,515	39,002
Total Current Assets	82,014	112,120

Fixed Assets
Office Equipment	9,109	9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(67,994)	(60,657)
Total Fixed Assets	5,030	12,367

Total Assets	$87,044	$124,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,162	$6,619
Sales Tax Payable	18,812	20,504
Total Current Liabilities	19,974	27,123

Long Term Liabilities
Loans From Shareholders	281,105	195,913
Note Payable	80,094	70,786
Total Long Term Liabilities	361,199	266,699

Stockholders' Equity

*Capital Stock 17,500,000 Issued	25,000	25,000
Additional Paid In Capital	428,342	428,342
Retained Earnings	(747,472)	(622,677)
Total Stockholders' Equity	(294,130)	(169,335)

Total Liabilities and Stockholders' Equity	$87,044	$124,487

See footnotes to financial statements.

PORFAVOR CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007

	For the Three Months Ended		For the Nine Months Ended
	SEPTEMBER 30		SEPTEMBER 30
Income	2008	2007	2008	2007
Revenues	$119,108	$1,065,758	$1,013,961	$2,460,805

Cost of Goods Sold
Cost of Manufacturing	23,809	676,253	564,128	1,791,572
Manufacturing Wages	33,559	145,832	135,069	276,121
Total Cost of Sales	57,368	822,085	699,197	2,067,693

Gross Margin	61,740	243,673	314,764	393,112

Operating Expenses
Auto and Truck	5,587	15,393	18,660	25,534
Advertising	-	208	174	552
Dues and Subscriptions	-	-	4	-
Bank Charges	439	-	439	-
Postage	-	403	41	669
Insurance	7,131	11,363	33,201	43,873
Interest	614	2,313	2,084	2,313
Licenses and Permits	655	6,100	1,585	6,405
Meals and Entertainment	2,400	1,330	4,411	2,130
Office Expenses	2,168	10,097	9,054	16,896
Office Supplies	286	1,734	2,332	3,263
Payroll Taxes	4,342	12,804	17,994	22,771
Officers' Salaries	12,000	-	53,600	-
Office Salaries	6,876	21,536	21,852	21,536
Professional Books	-	-	-	435
Professional Education	-	-	-	1,785
Professional Fees	2,000	-	7,023	838
Rent	9,234	31,547	45,121	57,967
Small Tools	56	-	56	-
Telephone	2,340	3,168	8,488	6,197
Utilities	-	9,001	1,407	14,908
Travel	2,861	10,519	11,863	14,814
Donations	-	-	-	395
Repairs and Maintenance	-	200	262	519
Workmans Comp	330	2,725	1,124	2,725
Sales Tax	7,123	93,689	60,650	181,302
Depreciation	1,350	998	3,345	1,998
Total Operating Expenses	67,792	235,128	304,770	429,825

Net Income (Loss)	$(6,052)	$8,545	$9,994	$(36,713)

Net Income (Loss) per share	$(0.00)	$0.00	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding	17,500,000	17,500,000	17,500,000	17,500,000

See footnotes to financial statements.

PORFAVOR CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007

	For the Three Months Ended		For the Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007
Net income	$(6,052)	$8,545	$9,994	$(36,713)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,350	998	3,345	1,998
Increase (decrease) in:
Accounts Receivable	(10,300)	(21,962)	(1,468)	(21,962)
Escrow Deposit	-	75,922	-	75,922
Increase (decrease) in:
Prepaid Insurance	5,709	(7,462)	17,127	(7,462)
Inventory	-	6,821	-	6,821
Accounts Payable	(5,756)	299	(5,756)	299
Sales Tax Payable	(4,478)	(21,417)	(8,460)	(21,417)
Net Cash Provided (Used) By Operating Activities	(19,527)	41,744	14,782	(2,514)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Fixed Assets	-	-	-	-
Increase (decrease) in Marketable Securities	-	-	-	-
Net Cash (Used) By Investing Activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on Note Payable	-	(5,931)	-	-
Proceeds from Note Payable	990	70,786	9,308	70,786
Cash Deficit	-	-	-	-
Loans From Shareholders	1,419	(103,179)	(41,208)	(85,997)
Capital Contributions	-	-	-	-
Net Cash (Used) By Financing Activities	2,409	(38,324)	(31,900)	(15,211)

NET INCREASE (DECREASE) IN CASH	(17,118)	3,420	(17,118)	(17,725)

CASH AT BEGINNING OF PERIOD	18,080	-	18,080	21,145

CASH AT END OF PERIOD	$962	$3,420	$962	$3,420

Cash Paid for Interest	2,084	-	2,084	-

See footnotes to financial statements.

PORFAVOR CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON APRIL 30, 1996 TO SEPTEMBER 30, 2008
(Expressed in US Dollars)

Capital Stock Issued (no par value)	Number of	Par	Additional Paid	Profit	Deficit	Total Stockholders'
	Common Shares	Value	In Capital	Accumulated	Accumulated	Equity (Deficit)

- at December 8, 1999	17,500,000	0.001428				25,000

- at December 31, 2005	17,500,000	0.001428	428,342	-	(520,237)	(66,895)

Net Loss for the year ending December 31, 2006					(52,652)	(52,652)

Balance as of December 31, 2006	17,500,000	0.001428	428,342	-	(572,889)	(119,547)

Net Loss for the year ending December 31, 2007					(216,462)	(216,462)

Balance as of December 31, 2007	17,500,000	0.001428	428,342	-	(789,351)	(336,009)

Net Income (Loss) for the quarter ending March 31, 2008				79,595	-	79,595

Balance as of March 31, 2008	17,500,000	0.001428	428,342	-	(789,351)	(256,414)

Net Income (Loss) for the quarter ending June 30, 2008					(31,665)	(31,665)

Balance as of June 30, 2008	17,500,000	0.001428	428,342	-	(821,016)	(288,078)

Net Income (Loss) for the quarter ending September 30, 2008					(6,052)	(6,052)

Balance as of September 30, 2008	17,500,000	0.001428	428,342	-	(827,068)	(294,130)

See footnotes to financial statements.

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

AND FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

AND FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Porfavor Corp’s financial condition

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

AND  FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE B – ACQUISITION (continued)

Therefore, the equity section of the financial statements presented reports the total number of shares issued as of September 30, 2007 and September 30, 2008 as Seventeen Million Five Hundred Thousand (17,500,000) shares of common stock.

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007AND FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2008

NOTE D – PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of September 30, 2007, and September 30, 2008 were as follows:

	2007	2008

Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(60,657)	(60,657)
	$12,367	$12,367

Depreciation for the periods ended September 30, 2007 was $1,998 and June 30, 2008 was $3,345.

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

AND FOR THREE MONTHS AND NINE MONTHS ENDED SEPTMBER 30, 2008

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

The balance as of September 30, 2007 is $70,786.  And as of September 30, 2008 $80,094

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

The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Seventeen Million Five Hundred Thousand (17,500,000) outstanding in the periods ending September 30, 2007.and September 30, 2008

Number of shares	Net Profit (Loss)	Year Net	Loss Per Share
17,500,000	$ 36,713	2008	(.00181)
17,500,000	$ 9,954	9/30/2007	.00057

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2009

AND THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 1- ACCOUNTS RECEIEVABLE

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

NOTE J – EQUITY

 Only one class of stock has been authorized and issued by Porfavor Corp. Per financial statement presentation requirements the value of the seventeen Million Five Hundred Thousand (17,500,000) shares of common stock presented are $25,000 as of September 30,2007 and September 30, 2008

Additional paid in capital has been recorded as the amount of $428,342 as of September 30, 2007 and September 30, 2008. Additional paid in capital amounts arise from additional amounts paid by shareholders in the purchase of the original shares of CBA Builders. These funds were used in the cash flow of the business.

NOTE K - PREPAID EXPENSES

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 11, 2008

Porfavor Corp.
Registrant

By: /s/ Boyd V. Applegate
Boyd V. Applegate Chief Executive Officer, Pres. Dir. By: /s/ Christine M. Applegate Christine M. Applegate CFO, Controller, Sec., Treas., Dir.