Form 10-K
period 2008-12-31
PORFAVOR CORP
filed 2009-04-14
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 001-33933

Porfavor Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0319470

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2911 N. Lamb Blvd. Las Vegas, NV 89115
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 642-0988

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes       No  X .

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      No  X .

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No     .

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer .	Accelerated Filer .
Non-accelerated filer .	Smaller reporting company X .

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X .

          For the year ended December 31, 2008, the issuer had $1,061,790 in revenues.

          As of March 31, 2009, the registrants common stock par value $0.001 is traded on the OTC:BB.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2009 was 17,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Porvafor Corp

Form 10-K Annual Report
Table of Contents

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	9
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 9A(T).	Controls And Procedures	12
Item 9B.	Other Information	10
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	12
Item 11.	Executive Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions, and Director Independence	14
Item 14.	Principal Accountant Fees and Services	15
PART IV
Item 15.	Exhibits and Financial Statement Schedules	15

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Porfavor Corp

2

PART 1

ITEM 1.

BUSINESS.

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

ITEM 1A.     RISK FACTORS.

Our Independent Auditor Has Expressed Going Concern Qualification.

Our independent auditor has expressed a “going concern” qualification in the Independent Auditor’s Report on the footnotes to our consolidated financial statements. This means that there is doubt as to our ability to continue operations.

 We Will Be Subject to Intense Competition.

We operate in the highly competitive Truss, Beam and Joist sector of the construction industry. We face competition from existing companies with considerably more financial and business related sources. Such competition may have an adverse effect on our profitability.

We expect to be less able than our larger competitors to handle generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate resources to enable us to take advantage of such advances.

 We May Encounter Unforeseen Costs.

Our estimates of the cost of and time to be consumed in the provision of various services customarily provided by like companies based upon management’s knowledge may not be accurate. There can be no assurance that analysis of the customer’s various needs, recommendations for and/or implementation of improvements, modifications, cost reductions, and consulting and specific problem-solving, will not cost significantly more than expected or even prove to be prohibitive. Further, we are unable to predict the amount of time or funding that will be consumed in our efforts to obtain the additional debt and/or equity financing required permitting us to offer a full range of services. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect us.

 We Have Some Debt Obligations.

The Company has some short-term obligations, in the amount of $19,974 which may affect our cash flow and ability to operate as anticipated.

 If Our Stock Price Drops Significantly We May Become Subject To Securities Litigation That Could Result In A Harmful Diversion Of Our Resources.

In the past, following periods of volatility in the market price of a particular company’s stock, securities class action litigation has been brought against such companies. Any litigation arising from the volatility in the price of our common stock could have an adverse effect upon our business financial condition and results of operations.

State Blue Sky Regulations May Make It Difficult For You To Resell Your Stock.

To ensure that state laws are not violated through the resale of our securities, we will not register the transfer of any of our securities unless we are satisfied that the transfer doesn’t violate any state laws.

 Our Common Stock Currently Is And May Continue To Be Subject To Additional Regulations Applicable To Lower Priced Securities.

Our common stock may be subject to a number of regulations that can affect its price and your ability to sell it. For example, Rule 15g-9 under the Exchange Act may apply to our common stock. This rule imposes sales practice requirements on broker-dealers that sell low priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction.

In addition, under United States securities regulations, our common stock consists of “penny stocks.” Penny stocks, in general, are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market. For any transaction involving a penny stock, unless exempt, the penny stock rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our common stock. The penny stock rules will not apply if the market price of our common stock is $5.00 or greater. These requirements may reduce the level of trading activity in any secondary market for our common stock and may adversely affect the ability of broker-dealers to sell our securities.

 Some Of Our Current Shareholders Will Become Eligible In The Future To Sell Their Stock, Which May Adversely Affect The Market Price Of Your Stock.

Common stock owned by our present shareholders, officers and directors have shares that are deemed “restricted securities” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”). In the future they may sell their securities under Rule 144 which provides, in essence, that a person having held restricted securities for a period of one (1) year may sell every three (3) months, in brokerage transactions and/or market maker transactions, an amount equal to the greater of (a) one percent (1%) of the Company’s issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of common stock without any quantity limitations by a person who is not an affiliate of the Company, and who has satisfied a two (2) year holding period.

 We Do Not Anticipate Paying Any Dividends or Interest Payments in the Foreseeable Future.

We have not paid any dividends since our Company’s inception and we do not anticipate paying any dividends on our common stock in the foreseeable future. We anticipate that earnings, if any, which may be generated from operations will be used to finance our continued operations and growth. If you anticipate the immediate need of dividends from your investments you should consider not purchasing any of our shares.

We Rely On Key Executives

Our ability to succeed is substantially dependent on the performance of its officers and Directors. Our success also depends on our ability to attract, hire, retain and motivate future Officers and key employees. The loss of the services of any of these executive Officers or other key employees could have a material adverse effect on our business prospects, financial condition and result of operation.

We have not entered into employment agreements with any of our Officers and Directors, and currently have no “Key Man” life insurance policies. Our future success may also depend on our ability to indentify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer personnel.

Competition for such personnel is intense and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing and customer service personnel could have material adverse effect on our business prospects, financial condition and results of operations.

There are no independent directors to provide management oversight.

Management Will Have Significant Control Over Our Decision Regarding Our Business.

Under the terms of our Articles of Incorporation filed with the Secretary of State of Nevada with respect to the rights, preferences and limitations of Common Shares, each common shareholder is entitled to vote on any matters presented to our stockholders.  95% of our common stock is held by one individual, and as such he is able to control the affairs of the Company regardless of the votes of the remaining holders of the Company’s common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

We lease an 8000 square foot building on one half acre of land. The space consists of our offices, fabrication area and storage space. We have an option to purchase the property.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is currently trading on the OTC:BB, there has been no active trading in our common stock. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of March 31,  2009, there were 32 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.

SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of operation for the next twelve months

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $15,813 for the year ended December 31, 2008, as compared to a net loss of $ (191,174) for 2007.

Liquidity and Capital Resources

For the most recent fiscal year, 2008, the Company incurred a loss in the amount of $15,813 and $(191,174) for 2007.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors as of Dec. 31, 2008

Name	Age	Title

Boyd V. Applegate	56	CEO, President, Director.
Christine M. Applegate	54	CFO, Secretary, Treasurer, Director

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Boyd V. Applegate, CEO, President, Director. He began his working career as an equipment operator, a Realtor and real estate investor for over 8 years and a small project contractor for over 6 years. He then worked as a truss salesman for over 4 years. In 1992, he opened the current operation, CBA Builders (DBA Trussco) and in 1998 opened a retail building supply store in Overton, Nevada which was closed in 2002 in order to concentrate on Trussco. In addition to Mr. Applegate’s education and experience in sales, management and administration, he also became a draftsman specializing in Truss development and design.

Christine M. Applegate, CFO, Secretary, Treasurer, Director, has been an active partner in all his business affairs for 30 of the 36 years they have been married

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

The following is our executive compensation as of Dec. 31, 2008.

	Period ending
	Dec. 31, 2008	Annual
		Compensation
Name and Principal Position (1)	Salary (2)	Bonus (3)

Boyd V. Applegate – CEO/Pres/Dir.	$0	None
Christine M. Applegate – CFO/Sec/Treas/Dir.	$0	None

 Stock Options: We have not granted any stock options and do not have any stock option plans in effect as of the date of this prospectus. In the future, we may grant stock options to its officers, directors, employees or consultants.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

The following shows the amounts, which we expects to pay to our officers during the twelve-month period ending December 31, 2009, and the time, which our executive officers plan to devote to our business.

	Proposed	Time to be devoted
Name	Compensation	To Our Business
Boyd V. Applegate CEO/Pres/Dir	$20,000*	65 hours per week
Christine M. Applegate CFO/Sec/Treas/Dir.	$50,000*	30 hours per week
*To be paid as money is available.

We do not have any employment agreements with our officers or employees.

We do not maintain any key man insurance on the life or in the event of disability of any of our officers.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 20, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our outstanding common stock.

Name and address	Position	Amount	Percent held	Class

Boyd V. Applegate	Pres/Dir	16,625,000 shares	95%	Common
2911 N. Lamb Blvd.
Las Vegas, NV 89115

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of February 20, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Boyd Appelgate and Christina Appelgate. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Blackwing Group LLC is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Blackwing Group LLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $1,500 and $ 1,500 for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Blackwing Group LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Blackwing Group LLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively. All Other Fees

There were no fees billed by Blackwing Group LLC for other products and services for the fiscal years ended December 31, 2008 and 2007, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Blackwing Group-2008 and 2007)

•	Balance Sheets at December 31, 2008 and 2007

•	Statements of Operations for the years ended December 31, 2008 and 2007

•	Statements of Changes in Stockholders Equity for the period from April 30, 1996 (Date of Inception) to December 31, 2008

•	Statements of Cash Flows for the years ended December 31, 2008 and 2007

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

___________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Porfavor Corp

Date: April 14, 2009

By: /s/ Boyd Applegate
Boyd Applegate, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2009

By: /s/ Boyd Applegate
Boyd Applegate, President and Director
(Principal Executive Officer)

Date: April 14, 2009

By: /s/ Christine Applegate
Christine Applegate, Chief Financial Officer
(Principal Financial and Accounting Officer)

PORFAVOR CORP

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

TABLE OF CONTENTS

Page

INDEPENDENT AUDITOR’S REPORT..........................................................................

F-3

FINANCIAL STATEMENTS

Consolidated Balance Sheets ….............................................................................

F-4

Consolidated Statements of Operations .................................................................

F-5

Consolidated Statements of Cash Flows …............................................................

F-6

Consolidated Statements of Stockholders’ Equity..................................................

F-7

Notes to Financial Statements ........................................................………………

F-8 – F-15

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porfavor Corporation

2919 N Lamb Blvd

Las Vegas, NV 89115

We have audited the accompanying balance sheets of Porfavor Corporation as of December 31, 2008 and 2007, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements referred to above present fairly, in all material respects, the financial position of Porfavor Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company is an Exploration company facing competition from existing companies with considerably more financial resources and business connections. As of the date of this report, the Company may require additional capital for operational activities and the Company’s ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern as of the date of this report. The audited financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties. Management's plans regarding those matters also are described in Note G.

/s/ The Blackwing Group, LLC

The Blackwing Group, LLC

Issuing Office: Independence, MO

April 13, 2009

PORFAVOR CORPORATION
BALANCE SHEET
AS OF DECEMBER 31, 2008 AND 2007

ASSETS	December 31,	December 31,
	2008	2007
Current Assets
Business Checking	$36,931	$-
Accounts Receivable	12,219	30,360
Prepaid Insurance	5,709	17,127
Inventory	29,658	43,515
Total Current Assets	84,517	91,002

Fixed Assets
Office Equipment	9,109	9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(69,201)	(64,648)
Total Fixed Assets	3,823	8,376

Total Assets	$88,340	$99,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Checking Account Deficit	$-	$1,790
Accounts Payable	1,162	6,918
Sales Tax Payable	18,812	30,358
Total Current Liabilities	19,974	39,066

Long Term Liabilities
Loans From Shareholders	287,743	325,535
Note Payable	100,819	70,786
Total Long Term Liabilities	388,562	396,321

Stockholders' Equity

*Capital Stock 17,500,000 Issued	25,000	25,000
Additional Paid In Capital	428,342	428,342
Retained Earnings	(773,538)	(789,351)

Total Liabilities and Stockholders' Equity	(320,196)	(336,009)

Total Liabilities and Stockholders' Equity	$88,340	$99,378

PORFAVOR CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007

	December 31,	December 31,
	2008	2007

Total Income	$1,061,790	$2,926,507

Cost of Goods Sold
Material Purchases	600,037	2,224,566
Manufacturing Wages	135,069	279,253
Total Cost of Sales	735,106	2,503,819

Gross Margin	326,684	422,688

Operating Expenses
Officers' Salaries	60,800	83,200
Office Salaries	21,852	21,536
Rent	57,822	76,226
Sales Tax	36,181	197,158
Depreciation	4,552	3,991
Insurance	28,943	72,561
Auto and Truck	19,667	30,555
Advertising	174	972
Bank Charges	575	422
Postage	83	879
Interest	2,374	3,146
Licenses and Permits	1,585	6,405
Meals and Entertainment	6,110	3,108
Office Expenses	9,755	20,221
Office Supplies	2,547	3,555
Payroll Taxes	17,993	31,983
Professional Books	102	435
Professional Education	-	1,785
Professional Fees	7,023	3,688
Small Tools	56	-
Telephone	9,863	8,209
Utilities	2,061	20,204
Dues and Subscriptions	4	-
Travel	19,363	20,379
Repairs and Maintenance	262	519
Workmans Comp	1,124	2,725
General and Administrative	100,721	159,190
Total Operating Expenses	310,871	613,862

Net Income (Loss)	$15,813	$(191,174)

Net Income (Loss) per share	$0.00	$(0.01)

Weighted Average Number of Shares Outstanding	17,500,000	17,500,000

PORFAVOR CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007

CASH FLOWS FROM OPERATING ACTIVITIES	December 31,	December 31,
	2008	2007
Net income	$15,813	$(191,174)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	4,552	3,991
Increase (decrease) in:
Accounts Receivable	18,141	(5,460)
Escrow Deposit	-	75,922
Increase (decrease) in:
Prepaid Insurance	11,418	(1,753)
Inventory	13,857	2,308
Accounts Payable	(5,756)	598
Sales Tax Payable	(11,545)	(3,596)
Net Cash Provided (Used) By Operating Activities	46,480	(119,164)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Fixed Assets	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit	(1,790)	1,790
Loans From Shareholders	(37,792)	25,443
Note Payable	30,033	70,786
Net Cash (Used) By Financing Activities	(9,549)	98,019

NET INCREASE (DECREASE) IN CASH	36,931	(21,145)

CASH AT BEGINNING OF PERIOD	-	21,145

CASH AT END OF PERIOD	$36,931	$-

Cash Paid for Interest	$2,374	$3,146

PORFAVOR CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON APRIL 30, 1996 TO DECEMBER 31, 2007
(Expressed in US Dollars)

Capital Stock	Number of		Additional			Total
Issued	Common	Par	Paid In	Profit	Deficit	Stockholders'
(no par value)	Shares	Value	Capital	Accumulated	Accumulated	Equity (Deficit)

- at December 8, 1999	17,500,000	0.001428	-			25,000

- at December 31, 2005	17,500,000	0.001428	428,342	-	(496,479)	(43,137)

Net Loss for the year ending December 31, 2006					(101,698)	(101,698)

Balance as of December 31, 2006	17,500,000	0.001428	428,342	-	(598,177)	(144,835)

Net Loss for the year ending December 31, 2007					(191,174)	(191,174)

Balance as of December 31, 2007	17,500,000	0.001428	428,342	-	(789,351)	(336,009)

Net Income for the year ending December 31, 2008					15,813	15,813

Balance as of December 31, 2008	17,500,000	0.001428	428,342	-	(773,538)	(320,196)

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Porfavor Corp (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.” This statement has been added to assure stockholders that the disclosures in this submittal are complete.

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the years ended December 31, 2008 and 2007 totaled $174, and $972, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE B – ACQUISITION  (continued)

Therefore, the equity section of the financial statements presented reports the total number of shares issued as of September 30, 2007 as Seventeen Million Five Hundred Thousand (17,500,000) shares of common stock.

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE D – PROPERTY  AND EQUIPMENT

The carrying values of fixed assets as of December 31, 2008 and 2007, were as follows:

	2008	2007
Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(69,201)	(64,648)
	$3,823	$8,376

Depreciation for the periods ended December 31, 2008 and 2007 is $4,553 and $3,991.

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE F – LINE OF CREDIT

The majority shareholder, Boyd Applegate, has been approved for a $75,000 revolving line of credit in connection with the existing bank accounts for CBA Builders. The credit limit of the line is $75,000 with a variable annual percentage rate of 4.75% above prime. The revolving line of credit has been used exclusively for the purpose of financing the cash flow needs of the Company. Therefore, the Board has agreed that the Company should record the debt on the books and provide for the payments to be met through Company funds. Monthly payments are required if there is an outstanding balance for a minimum of the finance charges. The balance as of September 30, 2007 is $70,786.

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

NOTE H – NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Seventeen Million Five Hundred Thousand (17,500,000) outstanding in the periods ending December 31, 2006 and September 30, 2007.

Number of shares	Net Income (Loss)	Year	Net Income (Loss) Per Share
17,500,000	$15,813	2008	.0009
17,500,000	($224,336)	2007	(.0128)

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE I – ACCOUNTS RECEIVABLE

Accounts receivable is defined as amounts due from customers for goods and services provided in the normal course of business operations. Accounts receivable for Porfavor Corp is the total unpaid invoices on the books at any given time. Currently Porfavor Corp does not have an allowance for doubtful accounts due to the fact that none of the receivables on the books have been deemed uncollectible.

The receivables that total the amount on the balance sheet are from invoices issued to long time customers that are considered good credit risks and have a history of paying invoices within thirty days (30) of the due date. Therefore we have determined through analysis of past historical experience for this Company the allowance for bad debt should be one half of one percent (.5%) of the receivables listed on the books.

NOTE J – EQUITY

Only one class of stock has been authorized and issued by Porfavor Corp. Per financial statement presentation requirements the value of the Seventeen Million Five Hundred Thousand (17,500,000) shares of common stock presented are $25,000 as of December 31, 2008 and 2007.

Additional paid in capital has been recorded at the amount of $428,342 as of December 31, 2008 and 2007. Additional paid in capital amounts arise from additional amounts paid by shareholders in the purchase of the original shares of CBA Builders.  These funds were used in the cash flow of the business.

NOTE K – PREPAID EXPENSES

Prepaid expenses are prepayments made to secure the use of assets or the receipts of services at a future date. The amounts listed on the financial statements presented as prepaid assets are for insurance contracts that overlap the years presented.