Form 10-Q
period 2009-03-31
PORFAVOR CORP
filed 2009-08-18
CIK 1424328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 0-33933

PORFAVOR CORP.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	88-0319470
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2911 N. Lamb Blvd.
Las Vegas, NV	89115
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 642-0988

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of March 31, 2009, the issuer had 17,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND MARCH 31, 2009

	UNAUDITED	AUDITED
ASSETS	31-Mar	DECEMBER 31
	2009	2008
Current Assets
Business Checking	$2,229	$36,931
Accounts Receivable	11,619	12,219
Prepaid Insurance	5,709	5,709
Inventory	43,515	29,658
Total Current Assets	63,072	84,517

Fixed Assets
Office Equipment	9,109	9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
	(70,001)	(69,201)
Accumulated Depreciation	3,023	3,823
Total Fixed Assets

Total Assets	$66,095	$88,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,162	$1,162
Sales Tax Payable	12,962	18,812
Total Current Liabilities	14,124	19,974

Long Term Liabilities
Loans From Shareholders	276,033	287,743
Note Payable	95,819	100,819
Total Long Term Liabilities	371,852	388,562

Stockholders' Equity

*Capital Stock 17,500,000 Issued	25,000	25,000
Additional Paid In Capital	428,342	428,342
Retained Earnings	(773,223)	(773,538)

Total Liabilities and Stockholders' Equity	(319,881)	(320,196)

Total Liabilities and Stockholders' Equity	$66,095	$88,340

PORFAVOR CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008

	March 31,	March 31,
Income	2009	2008
Revenues	$169,444	$680,934
Refunds	-	-
Total Income	169,444	680,934

Cost of Goods Sold
Cost of Manufacturing	157,803	422,693
Manufacturing Wages	-	62,411
Total Cost of Sales	157,803	485,104

Gross Margin	11,641	195,830

Operating Expenses
Auto and Truck	5,527	8,334
Advertising	-	174
Bank Charges	357	-
Postage	-	41
Insurance	219	13,658
Interest	701	676
Licenses and Permits	756	280
Meals and Entertainment	-	1,511
Office Expenses	450	5,668
Office Supplies	748	1,986
Payroll Taxes	-	8,068
Officers' Salaries	-	20,800
Office Salaries	-	7,848
Professional Fees	-	1,500
Rent	10,467	18,802
Telephone	2,733	2,670
Utilities	846	724
Dues and Subscriptions	409	-
Travel	1,100	8,402
Repairs and Maintenance	70	178
Sales Tax	-	13,917
Depreciation	800	998
Total Operating Expenses	25,183	116,235

Net Income (Loss)	$(13,542)	$79,595

Net Income (Loss) per share	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding	17,500,000	17,500,000

PORFAVOR CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008

CASH FLOWS FROM OPERATING ACTIVITIES	March 31,	March 31,
	2009	2008
Net income	$(13,542)	$79,595

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	800	998
Increase (decrease) in:
Accounts Receivable	600	(6,000)
Escrow Deposit
Increase (decrease) in:
Prepaid Insurance	-	-
Inventory	-	-
Accounts Payable	-	-
Sales Tax Payable	(5,850)	-
Net Cash Provided (Used) By Operating Activities	(17,992)	74,593

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit	-	-
Increase in Note Receivable	-	-
Cash Used of Patent Acquisition	-	-
Increase (decrease) in Marketable Securities	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit	-	(1,790)
Note Payable	(5,000)	(382)
Loans From Shareholders	(11,710)	(52,830)
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	(16,710)	(55,002)

NET INCREASE (DECREASE) IN CASH	(34,702)	19,591

CASH AT BEGINNING OF PERIOD	36,931	-

CASH AT END OF PERIOD	$2,229	$19,591

Cash Paid for Interest	701	676

PORFAVOR CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION

ON APRIL 30, 1996 TO MARCH 31, 2008

(Expressed in US Dollars)

Capital Stock Issued (no par value)	Number of Common Shares	Par Value	Additional Paid In Capital	Profit Accumulated	Deficit Accumulated	Total Stockholders' Equity (Deficit)

- at December 8, 1999	17,500,000	0.001428	-	-	-	25,000

- at December 31, 2005	17,500,000	0.001428	428,342	-	(520,237)	(66,895)

Net Loss for the year ending December 31, 2006	-	-	-	(52,652)	(52,652)	-

Balance as of December 31, 2006	17,500,000	0.001428	428,342	-	(572,889)	(119,547)

Net Loss for the year ending December 31, 2007	-	-	-	(216,462)	(216,462)	-

Balance as of December 31, 2007	17,500,000	0.001428	428,342	-	(789,351)	(336,009)

Net Income for the period ending March 31, 2008	-	-	(13,542)	-	(13,542)	-

Balance as of March 31, 2008	17,500,000	0.001428	428,342	(13,542)	(789,351)	(349,551)

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

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

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

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

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

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

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Porfavor Corp’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Porfavor Corp’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

NOTE D – PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of March 31, 2009, and December 31, 2008 were as follows:

	2008	2009

Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(69,201)	(70,001)
	$3,823	$3,203

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

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

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

We have been under financial pressure from 2005 to the present. We have experienced a decrease in business due to the overall slowdown in the construction industry caused by the financial crises of the housing industry. This could continue through 2009 and possibly 2010 as predicted by the real estate industry. It is anticipated that a recovery will occur during 2010.

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

RESULTS OF OPERATIONS

The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net income of approximately $(13,542) for the three months ended March 31, 2009, compared with a net loss of $ 79,595 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had assets of $66,095 for the quarter ended March 31, 2009 compared with $88,340 for the quarter ended March 31, 2008. The Company had liabilities of $385,976 for the quarter ended March 31, 2009 compared to $408,536 for the period ended March 31, 2008.

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

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I of the Company’s Annual Report of Form 10K for the period ended December 31, 2008.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 17, 2009

Porfavor Corp.
Registrant

By: /s/ Boyd V. Applegate
Boyd V. Applegate Chief Executive Officer, Pres. Dir. By: /s/ Christine M. Apple Gate Christine M. Applegate CFO, Controller, Sec., Treas., Dir.