Form 10-Q
period 2009-06-30
PORFAVOR CORP
filed 2009-08-19
CIK 1424328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, the issuer had 17,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PORFAVOR CORPORATION
BALANCE SHEET
AS OF DECEMBER 31, 2008 AND JUNE 30, 2009

	UNAUDITED	AUDITED
ASSETS	JUNE 30	DECEMBER 31
	2009	2008
Current Assets
Business Checking	$92	$36,931
Accounts Receivable	11,219	12,219
Prepaid Insurance	-	5,709
Inventory	43,515	29,658
Total Current Assets	54,826	84,517

Fixed Assets
Office Equipment	9,109	9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(70,799)	(69,201)
Total Fixed Assets	2,225	3,823

Total Assets	$57,051	$88,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,162	$1,162
Sales Tax Payable	7,389	18,812
Total Current Liabilities	8,551	19,974

Long Term Liabilities
Loans From Shareholders	275,675	287,743
Note Payable	123,019	100,819
Total Long Term Liabilities	398,694	388,562

Stockholders' Equity

*Capital Stock 17,500,000 Issued	25,000	25,000
Additional Paid In Capital	428,342	428,342
Retained Earnings	(803,536)	(773,538)

Total Liabilities and Stockholders' Equity	(350,194)	(320,196)

Total Liabilities and Stockholders' Equity	$57,051	$88,340

PORFAVOR CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009, AND 2008

	June 30,	June 30,
Income	2009	2008
Revenues	$43,107	$213,920
Refunds	-	-
Total Income	43,107	213,920

Cost of Goods Sold
Cost of Manufacturing	44,091	117,626
Manufacturing Wages	-	39,100
Total Cost of Sales	44,091	156,726

Gross Margin	(984)	57,194

Operating Expenses
Auto and Truck	3,670	4,739
Advertising	-	-
Bank Charges	677	-
Postage	-	-
Insurance	6,528	6,703
Interest	196	794
Licenses and Permits	-	650
Meals and Entertainment	-	500
Office Expenses	926	1,218
Office Supplies	40	60
Payroll Taxes	-	5,583
Officers' Salaries	-	20,800
Office Salaries	-	7,128
Professional Fees	400	3,523
Rent	10,000	17,086
Telephone	1,014	3,478
Utilities	-	683
Dues and Subscriptions	200	4
Travel	200	600
Repairs and Maintenance	-	84
Workmans Comp	-	793
Sales Tax	4,680	13,435
Depreciation	798	998
Total Operating Expenses	29,329	88,859

Net Income (Loss)	$(30,313)	$(31,665)

Net Income (Loss) per share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	17,500,000	17,500,000

PORFAVOR CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009, AND 2008

	June 30,	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008

Net income	$(30,313)	$(31,665)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	798	998
Increase (decrease) in:
Accounts Receivable	400	14,832
Escrow Deposit
Increase (decrease) in:
Prepaid Insurance	5,709	5,709
Inventory	-	-
Accounts Payable	-	-
Sales Tax Payable	(5,573)	(7,067)
Net Cash Provided (Used) By Operating Activities	(28,979)	(17,193)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit	-	-
Increase in Note Receivable	-	-
Cash Used of Patent Acquisition	-	-
Increase (decrease) in Marketable Securities	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Note Payable	27,200	8,700
Loans From Shareholders	(358)	6,981
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	26,842	15,681

	(2,137)	(1,512)

CASH AT BEGINNING OF PERIOD	2,229	19,592

CASH AT END OF PERIOD	$92	$18,080

Cash Paid for Interest	$196	$794

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

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

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

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

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

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

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

NOTE B – ACQUISITION (continued)

Therefore, the equity section of the financial statements presented reports the total number of shares issued as of June  30, 2008 and June 30, 2009 as Seventeen Million Five Hundred Thousand (17,500,000) shares of common stock.

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

NOTE D – PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of June 30, 2009, and December 31, 2008 were as follows:

	2008	2009

Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(69,201)	(70,799)
	$3,823	$2,225

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

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

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

4.  Use the advantage of economies of scale.

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

RESULTS OF OPERATIONS

The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net income of approximately $(30,313) for the six months ended June 30, 2009, compared with a net loss of $ (31,665)   for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had assets of $57,051 for the quarter ended June 30, 2009 compared with $95,212 for the quarter ended June 30, 2008.   The Company had liabilities of $407,245 for the quarter ended June 30, 2009 compared to $293,822 for the period ended June 30, 2008.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on June 30, 2009, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 19, 2009

Porfavor Corp.
Registrant

By: /s/ Boyd V. Applegate
Boyd V. Applegate Chief Executive Officer, Pres. Dir. By: /s/ Christine M. Applegate Christine M. Applegate CFO, Controller, Sec., Treas., Dir.