Form 10-Q
period 2009-09-30
PORFAVOR CORP
filed 2009-12-01
CIK 1424328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2009

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

As of Sept. 30, 2009, the issuer had 17,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PORFAVOR CORPORATION

BALANCE SHEET

AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2009

	UNAUDITED	AUDITED
ASSETS	SEPTEMBER 30	DECEMBER 31
	2009	2008
Current Assets
Business Checking	$73	$36,931
Accounts Receivable	10,919	12,219
Prepaid Insurance	-	5,709
Inventory	43,515	29,658
Total Current Assets	54,506	84,517

Fixed Assets
Office Equipment	9,109	9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(71,438)	(69,201)
Net Fixed Assets	1,586	3,823

Total Assets	$56,092	$88,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,162	$1,162
Sales Tax Payable	5,496	18,812
Total Current Liabilities	6,658	19,974

Long Term Liabilities
Loans From Shareholders	281,275	287,743
Note Payable	122,789	100,819
Total Long Term Liabilities	404,064	388,562

Stockholders' Equity

*Capital Stock 17,500,000 Issued	25,000	25,000
Additional Paid In Capital	428,342	428,342
Retained Earnings	(807,972)	(773,538)

Total Liabilities and Stockholders' Equity	(354,630)	(320,196)

Total Liabilities and Stockholders' Equity	$56,092	$88,340

PORFAVOR CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008

	SEPTEMBER 30	SEPTEMBER 30
Income	2009	2008
Revenues	$21,741	$119,108
Refunds	-	-
Total Income	21,741	119,108

Cost of Goods Sold
Cost of Manufacturing	6,316	23,809
Manufacturing Wages	2,601	33,559
Total Cost of Sales	8,917	57,368

Gross Margin	12,824	61,740

Operating Expenses
Auto and Truck	2,066	5,587
Bank Charges	441	439
Insurance	565	7,131
Interest	237	614
Licenses and Permits	200	655
Meals and Entertainment	-	2,400
Office Expenses	-	2,168
Office Supplies	-	286
Payroll Taxes	-	4,342
Officers' Salaries	-	12,000
Office Salaries	-	6,876
Professional Fees	1,130	2,000
Rent	9,000	9,234
Small Tools	-	56
Telephone	1,795	2,340
Travel	-	2,861
Repairs and Maintenance	161	-
Workmans Comp	-	330
Sales Tax	1,026	7,123
Depreciation	639	1,350
Total Operating Expenses	17,260	67,792

Net Income (Loss)	$(4,436)	$(6,052)

Net Income (Loss) per share	$0.00	$0.00

Weighted Average Number of Shares Outstanding	17,500,000	17,500,000

PORFAVOR CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008

CASH FLOWS FROM OPERATING ACTIVITIES	SEPTEMBER 30	SEPTEMBER 30
	2009	2008
Net income	$(4,436)	$(6,052)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	639	1,350
Increase (decrease) in:
Accounts Receivable	300	(10,300)
Escrow Deposit
Increase (decrease) in:
Prepaid Insurance	-	5,709
Inventory	-	-
Accounts Payable	-	(5,756)
Sales Tax Payable	(1,893)	(4,478)
Net Cash Provided (Used) By Operating Activities	(5,390)	(19,527)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit	-	-
Increase in Note Receivable	-	-
Cash Used of Patent Acquisition	-	-
Increase (decrease) in Marketable Securities	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Note Payable	-	990
Payments on Note Payable	(229)	-
Loans From Shareholders	5,600	1,419
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	5,371	2,409

NET INCREASE (DECREASE) IN CASH	(19)	(17,118)

CASH AT BEGINNING OF PERIOD	92	18,080

CASH AT END OF PERIOD	$73	$962

Cash Paid for Interest	237	614

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPT. 30, 2009

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPT. 30, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPT. 30, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOR THE NINE MONTH PERIOD ENDED SEPT. 30, 2009

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

PORFAVOR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPT. 30, 2009

NOTE D – PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of Sept. 30, 2009, and December 31, 2008 were as follows:

	2008	2009
Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(71,2438)	(70,799)
	$1,586	$2,225

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

FOR THE NINE MONTH PERIOD ENDED SEPT. 30, 2009

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

We have one full time employee.

In April of 2009, Jose F. Garcia agreed to purchase controlling interest in the Company for $70,000 with such payment to be made in April 2009 for purchase of control in January 2010.

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

RESULTS OF OPERATIONS

The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net income of approximately $(4,436) for the nine months ended Sept. 30, 2009, compared with a net loss of $ (6,052) for the nine months ended Sept. 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had assets of $56,092 for the quarter ended Sept. 30, 2009 compared with $87,044 for the quarter ended Sept. 30, 2008. The Company had liabilities of $410,722 for the quarter ended Sept. 30, 2009 compared to $293,822 for the period ended Sept. 30, 2008.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on Sept. 30, 2009, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Nov. 30, 2009

Porfavor Corp.
Registrant

By: /s/ Boyd V. Applegate
Boyd V. Applegate
Chief Executive Officer, Pres. Dir.

By: /s/ Christine M. Applegate
Christine M. Applegate
CFO, Controller, Sec., Treas., Dir.