Form 10-Q/A
period 2009-09-30
PORFAVOR CORP
filed 2009-12-09
CIK 1424328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

ITEM 1. FINANCIAL STATEMENTS

PORFAVOR CORPORATION

BALANCE SHEET

AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2009

	UNAUDITED	AUDITED
ASSETS	SEPTEMBER 30	DECEMBER 31
	2009	2008
Current Assets
Business Checking	$73	$36,931
Accounts Receivable	10,919	12,219
Prepaid Insurance	-	5,709
Inventory	43,515	29,658
Total Current Assets	54,506	84,517

Fixed Assets
Office Equipment	9,109	9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(71,438)	(69,201)
Net Fixed Assets	1,586	3,823

Total Assets	$56,092	$88,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,162	$1,162
Sales Tax Payable	5,496	18,812
Total Current Liabilities	6,658	19,974

Long Term Liabilities
Loans From Shareholders	281,275	287,743
Note Payable	122,789	100,819
Total Long Term Liabilities	404,064	388,562

Stockholders' Equity

*Capital Stock 17,500,000 Issued	25,000	25,000
Additional Paid In Capital	428,342	428,342
Retained Earnings	(807,972)	(773,538)

Total Liabilities and Stockholders' Equity	(354,630)	(320,196)

Total Liabilities and Stockholders' Equity	$56,092	$88,340

PORFAVOR CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008

	SEPTEMBER 30	SEPTEMBER 30
Income	2009	2008
Revenues	$21,741	$119,108
Refunds	-	-
Total Income	21,741	119,108

Cost of Goods Sold
Cost of Manufacturing	6,316	23,809
Manufacturing Wages	2,601	33,559
Total Cost of Sales	8,917	57,368

Gross Margin	12,824	61,740

Operating Expenses
Auto and Truck	2,066	5,587
Bank Charges	441	439
Insurance	565	7,131
Interest	237	614
Licenses and Permits	200	655
Meals and Entertainment	-	2,400
Office Expenses	-	2,168
Office Supplies	-	286
Payroll Taxes	-	4,342
Officers' Salaries	-	12,000
Office Salaries	-	6,876
Professional Fees	1,130	2,000
Rent	9,000	9,234
Small Tools	-	56
Telephone	1,795	2,340
Travel	-	2,861
Repairs and Maintenance	161	-
Workman’s Comp	-	330
Sales Tax	1,026	7,123
Depreciation	639	1,350
Total Operating Expenses	17,260	67,792

Net Income (Loss)	$(4,436)	$(6,052)

Net Income (Loss) per share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	17,500,000	17,500,000

PORFAVOR CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008

CASH FLOWS FROM OPERATING ACTIVITIES	SEPTEMBER 30	SEPTEMBER 30
	2009	2008
Net income	$(4,436)	$(6,052)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	639	1,350
Increase (decrease) in:
Accounts Receivable	300	(10,300)
Escrow Deposit
Increase (decrease) in:
Prepaid Insurance	-	5,709
Inventory	-	-
Accounts Payable	-	(5,756)
Sales Tax Payable	(1,893)	(4,478)
Net Cash Provided (Used) By Operating Activities	(5,390)	(19,527)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit	-	-
Increase in Note Receivable	-	-
Cash Used of Patent Acquisition	-	-
Increase (decrease) in Marketable Securities	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Note Payable	-	990
Payments on Note Payable	(229)	-
Loans From Shareholders	5,600	1,419
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	5,371	2,409

NET INCREASE (DECREASE) IN CASH	(19)	(17,118)

CASH AT BEGINNING OF PERIOD	92	18,080

CASH AT END OF PERIOD	$73	$962

Cash Paid for Interest	237	614

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: December 3, 2009.

Porfavor Corp.
Registrant

By: /s/ Boyd V. Applegate
Boyd V. Applegate
Chief Executive Officer, Pres. Dir.

By: /s/ Christine M. Applegate
Christine M. Applegate
CFO, Controller, Sec., Treas., Dir.