Form 10-K
period 2009-12-31
EXPLORE ANYWHERE HOLDING CORP
filed 2010-12-23
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number: 001-33933

Explore Anywhere Holding Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0319470

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6150 West 200 South #3 Wabash, IN 46992
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 877.539.5644

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

For the year ended December 31, 2009, the issuer had $271,839 in revenues.

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,968,750 (based on a closing price of $0.15 per share as reported by Pinksheets.com on June 30, 2010). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of December 13, 2010 was 262,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Explore Anywhere Holding Corp.
Form 10-K Annual Report

PART 1

ITEM 1.       BUSINESS.

Since inception until March 2010, we operated as a broker of structural wood materials. In recent years we have built a substantial portion of the open web plated trusses that we sell. Probably 60% of our work is awarded on a competitive bid basis with the balance being of a negotiated nature. Nearly all of our products are delivered directly from the point of manufacture to our customer’s job site.

The vast majority of our products are sold on a wholesale basis to framing contractors and occasionally to a general contractor. We estimate that over 95% of our sales are in Clark County Nevada, including Mesquite and Searchlight.

We began doing business as Trussco in August of 1992, selling only plated wood trusses. In April of 1993 we opened a small office North Las Vegas and soon grew large enough that we needed a repair crew. In order to accommodate this need we began to fabricate only very small jobs so that we had men available when we needed a repair crew. Beginning in 1995 we began to import all of our plated trusses from Canada. This was made possible for two reasons. All of the trusses built in Las Vegas relied on raw lumber from Canada. At that time there was in effect a 15% tariff on raw lumber but no tariff on a finished product such as trusses. During that time the Canadian dollar was worth about $.67 US. These two factors combined to give us a very good competitive edge. Over recent years both of these advantages have been eroded to nothing and we are currently building nearly all that we sell. We found that we are achieving higher net margins by manufacturing our own.

In 2009, we learned that we can reduce our markup substantially and still earn reasonable profit margins. Through this effort we expected to increase our market share considerably. However, in early 2010, our former CEO/President, Mr. Boyd Appelgate started to suffer from ill-health and our operations underwent a slow and consistent demise. We have therefore decided to change our business focus and look for other opportunities and discontinue the sale of structural wood materials. We have identified a target company in the area of computer monitoring software and expect to close on the acquisition of such target by the end of 2010. The target company, ExploreAnywhere Inc., is managed by our current officers and directors.

ITEM 1A.     RISK FACTORS.

Our Independent Auditor Has Expressed Going Concern Qualification.

Our independent auditor has expressed a “going concern” qualification in the Independent Auditor’s Report on the footnotes to our consolidated financial statements. This means that there is doubt as to our ability to continue operations.

We Have Some Debt Obligations.

The Company has some short-term obligations, in the amount of $356,925, which may affect our cash flow and ability to operate as anticipated.

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

We Rely On Key Executives.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

We currently use the residential property located at 6150 West 200 South #3, Wabash, Indiana 46992 as our corporate headquarters. This property is owned by the uncle of one of our executive officers, Mr. William Corso. The Company does not pay any rent for use of this property nor is it incurring any obligations for future payments for such use.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.                 N/A

PART II

ITEM 5.                 MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is currently trading on the PinkSheets.com, there has been no active trading in our common stock. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of November 22, 2010, there were 8 record holders of all of our issued and outstanding shares of Common Stock.

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

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Since inception until March 2010, we operated as a broker of structural wood materials. In recent years we have built a substantial portion of the open web plated trusses that we sell. Probably 60% of our work is awarded on a competitive bid basis with the balance being of a negotiated nature. Nearly all of our products are delivered directly from the point of manufacture to our customer’s job site.

The vast majority of our products are sold on a wholesale basis to framing contractors and occasionally to a general contractor. We estimate that over 95% of our sales are in Clark County Nevada, including Mesquite and Searchlight.

We began doing business as Trussco in August of 1992, selling only plated wood trusses. In April of 1993 we opened a small office North Las Vegas and soon grew large enough that we needed a repair crew. In order to accommodate this need we began to fabricate only very small jobs so that we had men available when we needed a repair crew. Beginning in 1995 we began to import all of our plated trusses from Canada. This was made possible for two reasons. All of the trusses built in Las Vegas relied on raw lumber from Canada. At that time there was in effect a 15% tariff on raw lumber but no tariff on a finished product such as trusses. During that time the Canadian dollar was worth about $.67 US. These two factors combined to give us a very good competitive edge. Over recent years both of these advantages have been eroded to nothing and we are currently building nearly all that we sell. We found that we are achieving higher net margins by manufacturing our own.

In 2009, we learned that we can reduce our markup substantially and still earn reasonable profit margins. Through this effort we expected to increase our market share considerably. However, in early 2010, our former CEO/President, Mr. Boyd Appelgate started to suffer from ill-health and our operations underwent a slow and consistent demise. We have therefore decided to change our business focus and look for other opportunities and discontinue the sale of structural wood materials. We have identified a target company in the area of computer monitoring software and expect to close on the acquisition of such target by the end of 2010. The target company, ExploreAnywhere Inc., is managed by our current officers and directors.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K: our March 31, 2009 10-Q filed August 18, 2009, our June 30, 2009 10-Q filed August 19, 2009 and our September 30, 2009 10-Q filed December 9, 2009.

Our operations represented by the financial statements set forth in this Annual Report on Form 10-K have been discontinued. Our ability to commence other operations will be dependent upon the closing of the acquisition of ExploreAnywhere Inc. and also the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan.  If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 2009, we had a working capital deficit of $(71,797) (December 31, 2008: $218,800).  At December 31, 2009 our assets consisted of cash of $1,494. This compared to our assets as of December 31, 2008, consisting of cash of $36,931 and account receivables of $5,375.

At December 31, 2009, our total current liabilities decreased to $73,291 ($256,106 as at December 31, 2008).
We recognized $271,839 in revenue for the year ended December 31, 2009 (December 31, 2008: $1,061,790).  Cost of goods sold for the year ended December 31, 2009, were $230,068 (December 31, 2008: $767,072), resulting in a gross profit of $41,771 (December 31, 2008: $294,718).

Our short and long term survival was dependent on our prior CEO/President, Mr. Boyd Applegate, who had to resign from such positions due to failing health. As a result, we are looking at other industries and businesses to venture into that are commensurate with the experience of current management.

Result of Operations

For the year ended December 31, 2009, operating expenses were $84,731 ($283,243 for the year end December 31, 2008). Operating expenses for the year end December 31, 2009, consisted of general and administration costs of $50,839 (December 31, 2008: $186,958) and selling expenses of $33,892 (December 31, 2008: $96,285).

We earned other income in the amount of $281,575 for the year ended December 31, 2009, (December 31, 2008: Nil), which consisted of $231,575 advance from shareholder loan assumed by the Company’s largest shareholder, Mr. Jose Garcia, and a $50,000 line of credit liability assumed by our prior CEO/President, Mr. Boyd Applegate.

From inception to December 31, 2009, we have incurred an accumulated deficit of $525,139 (December 31, 2008: $762,142).

As of December 13, 2010, our cash balance is approximately $5,800. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates.  We presently only transact business in Canadian and United States Dollars.  We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings.  We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off Balance Sheet Arrangements.

None.

Plan of operation for the next twelve months

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

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including the interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were ineffective as at December 31, 2009, to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the interim Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency. The Company did not at that time have sufficient management and personnel to handle the responsibility of properly accounting for the Company’s operations.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors as of November 22, 2010:

Name	Age	Title

William Gerlib	26	CEO, President, Secretary
William Corso	26	Treasurer
Bryan Hammond	25	Chairman of the Board

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Mr. Gerlib was appointed to the Company’s Board of Directors on March 18, 2010 and as its President, Secretary and Treasurer on March 23, 2010. He resigned as the Company’s Treasurer on March 23, 2010 when Mr. Corso was appointed as Treasurer. Mr. Gerlib is a self taught computer software programmer. After graduation from high school he applied his skills programming and networking high energy lasers and automated machines from October 2003 to July of 2006 at L&M Metal Stamping Inc. in Peru, Indiana. At L&M, Mr. Gerlib started as a metal stamping machine operator. He was later promoted to a production manager and chief programmer. Since the summer of 2006, Mr. Gerlib has pursued furthering his technical skill sets by taking classes at ITT Technical Institute and IVY Tech community college in Indiana. Mr. Gerlib was appointed as the interim CEO of ExploreAnywhere, Inc. in August of 2009.

Mr. Hammond began his entrepreneurial career at the age of 14 when he developed and sold his first shareware program. Throughout his teenage years Mr. Hammond started several Internet startups. In 2001, Mr. Hammond turned his attention toward developing and innovating technologies that protected children from the increasing dangers of the Internet by founding ExploreAnywhere Software. Mr. Hammond attended the University of New Hampshire Whittemore School of Business and Economics studying Business Administration, but left after one year of study to continue his management of ExploreAnywhere full time as CEO. In August of 2009 Mr. Hammond stepped down as the CEO of ExploreAnywhere, but remains as the Chairman of the Board. Mr. Hammond serves as ExploreAnywhere’s leader for development strategy. Mr. Hammond is also founder and CEO of Hammond Industries, a web development and Internet marketing company that specializes in international and domestic traffic monetization.

Mr. Corso is currently the Vice President of Durni Companies LLC, a real estate and Internet investment holding company founded in December 2006. Mr. Corso works to maximize revenue from direct navigation traffic from domain name portfolios by means of pay-per-click advertising. Mr. Corso received his Bachelors of Science in Business Administration with a concentration in Finance, magna cum laude, from Northeastern University College of Business Administration in May 2007. Mr. Corso has served as a director on the Board of ExploreAnywhere, Inc. since November 2007.

Compensation and Audit Committees

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.                 EXECUTIVE COMPENSATION.

The following is our executive compensation as of Dec. 31, 2009.

	Period ending
	Dec. 31, 2009	Annual
		Compensation
Name and Principal Position (1)	Salary (2)	Bonus (3)

Boyd V. Applegate – CEO/Pres/Dir.	$0	None
Christine M. Applegate – CFO/Sec/Treas/Dir.	$0	None

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

We do not expect to pay to our officers any compensation during the twelve-month period ending December 31, 2010.

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

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of November 22, 2010, regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our outstanding common stock. None of our officers or directors own any shares of our Common Stock.

Name and address	Position	Amount	Percent held	Class

Jose F. Garcia	Shareholder	249,375,000 shares	95%	Common

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of November 22, 2010, are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of William Gerlib, William Corso, and Bryan Hammond. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.
Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam, Kan & Company, LLP. is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam, Kan & Company, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,500 and $5,500 for the fiscal years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

There were no fees billed by Sam, Kan & Company, LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by Sam, Kan & Company, LLP for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2009 and 2008, respectively.

All Other Fees

There were no fees billed by Sam, Kan & Company, LLP for other products and services for the fiscal years ended December 31, 2009 and 2008, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sam Kan & Company - 2009 and 2008)

•	Balance Sheets at December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008

•	Statements of Changes in Stockholders Equity for the period from April 30, 1996 (Date of Inception) to December 31, 2009

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008

•	Notes to Financial Statements

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
___________________
*Included herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Explore Anywhere Holding Corp

Date: December 16, 2010

By: ___/s/ William Gerlib____________________
William Gerlib, Interim CEO/principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: December 16, 2010	By: ___/s/ William Gerlib_______________________
William Gerlib, Interim CEO (Principal Executive Officer) and
Director

Date: December 16, 2010	By: ___/s/ Khris Thetsy_______________________
Khris Thetsy, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 16, 2010	By: ___/s/ William Corso_______________________
William Corso, Director

Date: December 16, 2010	By: ___/s/ Bryan Hammond_____________________
Bryan Hammond, Director

EXPLORE ANYWHERE HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009 and 2008

EXPLORE ANYWHERE HOLDING CORP. CORP.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009 and 2008

SAM KAN & COMPANY
1151 Harbor Bay Pkwy., Suite 101
Alameda, CA 94502
Phone: 510.517.7874
Fax: 866.848.1224
http://www.skancpa.com

S K & CO
Sam Kan & Company
Certified Public Accountant

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Porfavor Corp.

We have audited the accompanying balance sheets of Explore Anywhere Holding Corp. (formerly known as Porfavor Corp.) (the Company), as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sam Kan & Company

Sam Kan & Company,

November 19, 2010

Alameda, California

Explore Anywhere Holding Corp.
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	$ 1,494	$ 36,931
Account receivables, net of allowance	-	5,375
Total current assets	1,494	42,306

Non-current assets
Plant, property, and equipment	68,965	73,024
Accumulated depreciations	(68,965)	(67,205)
Total non-current assets	-	5,819

Total assets	$ 1,494	$ 48,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet liabilities
Note payable	$ 72,791	$ -
Loan from shareholder	500	256,106
Total current liabilities	73,291	256,106

Long-term liabilities
Note payable	-	100,819
Total long-term liabilities	-	100,819

Total liabilities	73,291	356,925

Stockholders' equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized, 175,000,000 shares issued and outstanding at December 30, 2009 and 2008	175,000	175,000
Additional paid in capital	278,342	278,342
Accumulated deficits	(525,139)	(762,142)
Total stockholders' deficit	(71,797)	(308,800)

Total liabilities and stockholders' deficit	$ 1,494	$ 48,125

See accompanying notes to financial statements

Explore Anywhere Holding Corp.
Consolidated Statement of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008

Revenue
Sales	$ 271,839	$ 1,061,790
Total revenue	271,839	1,061,790

Cost of good sold	230,068	767,072

Gross profit	41,771	294,718

Operating Expenses
General and administrative	50,839	186,958
Selling expense	33,892	96,285
Total operating expenses	84,731	283,243

Total operating income / (loss)	(42,960)	11,475

Other income (expenses)
Other income	281,575	-
Interest expense	(1,612)	(2,374)
Total other income (expenses)	279,963	(2,374)

Net income / (loss)	$ 237,003	$ 9,101

Basic and diluted loss per common share	$ 0.00	$ 0.00

Weighted average shares outstanding	175,000,000	175,000,000

See accompanying notes to financial statements

Explore Anywhere Holding Corp.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities
Net loss	$ 237,003	$ 27,209
Adjustments to reconcile net income to net cash used by operating activities:
Allowance for bad debts	4,075	-
Depreciation	1,760	2,557
Disposal of equipment for loan repayment	4,059	-
Loan forgiven and loan assumed by shareholder	(281,575)	-
Changes in operating assets and liabilities:
Account receivables	1,300	24,985
Prepaid expenses	-	17,127
Inventory	-	43,515
Accounts payables	-	(39,066)
Note payable	72,791	30,033
Net cash used in operating activities	39,413	106,360

Cash flows from investing activities	-	-
Cash flows provided by investing activities	-	-

Cash flows from financing activities
Loan repayment to shareholder	(74,850)	(69,429)
Net cash provided by financing activities	(74,850)	(69,429)

Net change in cash	(35,437)	36,931

Cash at beginning of period	36,931	-

Cash at end of period	$ 1,494	$ 36,931

Supplemental cash flow for non-cash financing activities
Disposal of equipment for loan repayment	$ 4,059	$ -
Loan forgiven and loan assumed by shareholder	$ 281,575	$ -

Supplemental cash flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to financial statements

Explore Anywhere Holding Corp.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2007	175,000,000	$175,000	$278,342	$(771,243)	$(317,901)

Net income for the year ended December 31, 2008				9,101	9,101
Balance, December 31, 2008	175,000,000	175,000	278,342	(762,142)	(308,800)

Net income for the year ended December 31, 2009				237,003	237,003
Balance, December 31, 2009	175,000,000	$175,000	$278,342	$(525,139)	$(71,797)

See accompanying notes to financial statements

 EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Nevada on April 3, 1996 as Jubilee Trading, Inc. On August 4, 1996 Alfonzo Hernandez Sr. and 27 individuals purchased 25,000 shares at no par value of the corporation (100%) for payment of $5,000 ($0.20 per share) in order to open and operate a Mexican seafood restaurant named “La Perla” in Los Angeles, California. The restaurant plans did not materialize and the Company lay dormant.

On March 3, 2002, the name of the corporation was changed to Porfavor Corp. and our articles of incorporation were changed to increase the Directors to three and to increase the authorized shares from 25,000 shares of common stock at no par value to 50,000,000 shares of common stock at $0.001 par value.

After a forward split of 35:1 to the Company’s common stocks, management planned to open and operate a Sports Bar and restaurant in Los Angeles, California. This plan did not materialize and the Company lay dormant.

On October 5, 2007, the Company made an acquisition of CBA Builders, a Nevada corporation by exchanging common stock and obtained 100% of CBA Builders’ (DBA Trussco Sales) common stock. The Company also elected Boyd V. Applegate as the CEO, President, Director and Christine M. Applegate as the CFO, Secretary, Treasurer and Director of the Company on this date.

On October 10, 2007, Boyd V. Applegate, as an individual signs a stock exchange agreement exchanging his 50,000 shares of CBA Builders for 16,625,000 shares representing 95% of the issued and outstanding shares of the Company.

CBA Builders was incorporated in the State of Nevada on October 10, 1987. CBA Builders was established as a construction company for the purposes of designing and manufacturing structural wood materials.

On April 13, 2009, the president of the Company, Boyd V. Applegate, signed a letter of intent to sell his shares to Jose F. Garcia 16,625,000 shares of the Common Stock (95% of the issued and outstanding shares) in the Company in exchange for $70,000 in cash. The sale of 16,625,000 shares was effective on January 1, 2010. On the same day, the Company discontinued their operation and re-entered to a developmental stage company.

On April, 27, 2010, the board has approved an amendment to increase the Company’s authorized common stock to 200,000,000 shares with par value of $0.001.

On April 23, 2010, the board has approved a forward split of 10:1 resulting in increasing the common stock issued and outstanding from 17,500,000 shares to 175,000,000. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated.

Reclassification

Certain reclassifications that have no effect on net income (loss) have been made in the prior period financial statements to conform to the current presentation.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
           Useful Lives
Office Equipment                            5-10 years
Furniture                                           5 - 7 years
Shop tools                                        5 - 7 years
Vehicles                                            5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For book purposes, depreciation is computed under the straight-line method.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  The allowance for bad was $10,919 and $6,844 as of December 31, 2009 and December 31, 2008 respectively.

Inventory

Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory at December 31, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.  Revenues are recognized from product sales, net of discounts and rebates if any.

Cost of Goods Sold

Job costs include all direct materials, and labor costs and those indirect costs related to production. Selling, general and administrative costs are charged to expense as incurred. No depreciation is allocated to cost of goods since the use of the fixed assets cannot be differentiated between office use and the construction process and the amount is immaterial to the financial statements.

Advertising

Advertising expenses are recorded as general and administrative expenses. There was no advertising expense for the years ended December 31, 2009 and 2008.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capital Stock

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of December 31, 2009. There were 17,500,000 shares of common stock have been issued and outstanding as of December 31, 2009. On April, 27, 2010, the board has approved an amendment to increase the Company’s authorized common stock to 200,000,000 shares with par value of $0.001.

On April 23, 2010, the board has approved a forward split of 10:1 resulting in increasing the common stock issued and outstanding from 17,500,000 shares to 175,000,000. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.
On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas.  The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009.

In June 2009, the FASB issued FAS 140/166, “Accounting for Transfers of Financial Assets,” an amendment of FAS 140, which now resides with ASC 860, “Transfers and Servicing.” ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company’s results of operations, financial condition or cash flows.

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009; however, the adoption of ASC 855 had no impact to the Company’s consolidated financial statements.

In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE B – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company ceased all trading activities on December 31, 2009 because of the adverse economic environment. As of December 31, 2009, the Company has incurred net operating losses of $42,960 for the year then ended and had stockholders’ deficits of $71,797. The Company has a working capital deficit of approximately $71,797. Ninety-five (95%) of the shares were sold to Jose F. Garcia on January 1, 2010. On the same day, the board approved to cease all the trading activities and re-enter to a developmental stage company.
Management expected to seek potential merger or acquisition targets and other business opportunities from all known sources. In March 2010, the Company signed a letter of intent with a private company called Explore Anywhere for a potential reverse merger. As of the auditor report’s date, the transaction was still pending.

NOTE C – EARNING PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, previously known as SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2009 or 2008.

NOTE D - PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of December 31, 2009 and 2008 were as follows:

	2009	2008
Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	(68,965)	(67,205)
Taken by the shareholder for loan repayment	(4,059)	-

	$-	$5,819

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE E – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

Net deferred tax assets consist of the following components from Inception on July 10, 2008 to December 31, 2009:

2009
Deferred tax assets NOL Carryover	$178,547
Valuations Allowance	(178,547)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended December 31, 2009 due to the following:

On December 31, 2009, the Company had an operating loss carry forward of $525,139 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occurs, net operating loss carry forwards may be limited as to use in the future.

NOTE F – RELATED PARTY TRANSACTIONS

Boyd Applegate advanced the money to working capital throughout years of operations. These non-interest bearing advances were due on demand. The advance from the shareholder was $500 and $256,106 at December 31, 2009 and 2008.

The advance from shareholder at December 31, 2009 before the adjustment was $235,634. Since the board approved to cease the business operation, the president and major shareholder took all the property and equipment with the net value of $4,059 for loan repayment. This reduced the advance from shareholder to $231,575. On December 31, 2009, the president sold all of his shares to Jose F. Garcia who personally assumed the whole amount of the loan from shareholder of $231,575, so that the Company did not owe anything to the president, Boyd Applegate at December 31, 2009. Accordingly, the loan forgiven was recorded as other income.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

The advance from shareholder remains $500 which was payable to Jose F. Garcia at December 31, 2009 for miscellaneous filing fees that Jose F. Garcia paid on behalf of the Company in 2009.

NOTE G – NOTES PAYABLE

The majority shareholder, Boyd Applegate, has been approved for a $75,000 revolving line of credit in connection with the existing bank accounts for CBA Builders. The credit limit of the line is $75,000 with a variable annual percentage rate of 4.75% above prime. The revolving line of credit has been used exclusively for the purpose of financing the cash flow needs of the Company. Therefore, the Board has agreed that the Company should record the debt on the books and provide for the payments to be met through Company funds. Monthly payments are required if there is an outstanding balance for a minimum of the finance charges. The balance of this line of credit as of December 31, 2009 and December 31, 2008 were $0 and $50,000 respectively.

On December 31, 2009, the president, Boyd Applegate, signed an agreement to assume the total liability for the Company’s line of credit of $50,000 with the Bank of the West. Accordingly, the Company’s note payable to the Bank of the West became $0 and the Company recognized this forgiven loan as other income.

There were certain miscellaneous non-interest bearing advances totaled $72,791 from the officers. There was no formal agreement for these unsecured advances which are due on demand.

NOTE H – OTHER INCOME

The related-party loan from Boyd Applegate, the former president who resigned his role as the Company’s officer in March, 2010 and was the major shareholder of the Company as of December 31, 2009, was $231,575 as of December 31, 2009. Boyd Applegate advanced the money to working capital throughout years of operations. Although there was no contract to state the exact loan terms between Boyd Applegate and the Company, when Jose F. Garcia, the major shareholder of the Company effectively on January 1, 2010, signed the contract for buying Boyd Applegate’s shares and these loans were allegedly passed to him. Boyd Applegate and Jose F. Garcia entered into a contract on December 31, 2009 stated that Boyd Applegate releases all loans between himself and the Company.

On December 31, 2009, Boyd Applegate also assumed the total liability for the Company’s line of credit of $50,000 with the Bank of the West.

In light of the above mentioned transactions, the other income of the company related to the loans forgiven for the years ended December 31 2009 and 2008 were as follows:

	2009	2008
Advance from shareholder - loan assumed by Fernando Garcia	$ 231,575	-
Line of credit - loan assumed by Boyd Applegate	50,000	-

Total	$ 281,575	-

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE I - DISCONTINUED OPERATION

On January 1, 2010, the board approved to cease the business activities. The whole operation of the Company has been classified as discontinued operations, and its results of operations reflected under the statement of operations in our consolidated financial statements.

NOTE J – SUBSEQUENT EVENTS

The Company ceased all the business activity by December 31, 2009 because of the adverse economy in the construction industry in Nevada. The major shareholder sold all of his shares to Jose F. Garcia on January 1, 2010. On the same date, the board approved the Company to re-enter to developmental stage effectively on January 1, 2010.

The Company has entered a non-cancellable lease on the facility. The lease term will be ended in 2010. However, the Company has stopped the rent payment since January 1, 2010 because Boyd V. Applegate signed an agreement to assume the total liability for the unpaid rent on the facility used by the Company and any compensation to the landlord for breaching the lease contract.

In March 2010, the Company signed a letter of intent with a private company called Explore Anywhere for a potential reverse merger. As of the auditor report’s date, the transaction was still pending.

In March 2010, the board elected William Gerlib as the new president of the Company.

Accordingly, Boyd V. Applegate resigned as the CEO, President, Director and Christine M. Applegate resigned as the CFO, Secretary, Treasurer and Director of the Company on this date.

On April, 27, 2010, the board has approved an amendment to increase the Company’s authorized common stock to 200,000,000 shares with par value of $0.001.

On April 23, 2010, the board has approved a forward split of 10:1 resulting in increasing the common stock issued and outstanding from 17,500,000 shares to 175,000,000. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization.