Form 10-Q
period 2010-03-31
EXPLORE ANYWHERE HOLDING CORP
filed 2011-01-20
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                           ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                       March 31, 2010
or

                                                                                                                     [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      __________________  to  ______________________

Commission file number: 000-33933
EXPLORE ANYWHERE HOLDING CORP.
(Exact name of small business issuer as specified in its charter)
Nevada					88-0319470
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
6150 West 200 South, #3, Wabash, Indiana 46992
(Address of principal executive offices)
877.539.5644
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]	YES	[ X ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer			[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ X ]	YES	[ ]	NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

					[ ]	YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
262,500,000 common shares issued and outstanding as of January 18, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)

A DEVELOPMENT STAGE COMPANY

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

Page(s)

Index	2

Balance Sheets	3

Statement of Operations	4

Statements of Cash Flows	5

Notes to the Financial Statements	6-15

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
	March 31,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$ 1,494	$ 1,494
Total Current Assets	1,494	1,494

Non Current Assets
Plant, Property, and Equipment	68,965	68,965
Accumulated Depreciations	(68,965)	(68,965)
Total Non Current Assets	-	-

Total Assets	$ 1,494	$ 1,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ -	$ 72,791
Loan from Shareholder	500	500
Total Current Liabilities	500	73,291

Total Liabilities	500	73,291

Stockholders' Equity (Deficit)
Common stock, $.001 par value; 300,000,000 shares authorized, 262,500,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	262,500	262,500
Additional Paid In Capital	263,633	190,842
Accumulated Deficits	(525,139)	(525,139)
Total Stockholders' Deficit	994	(71,797)

Total Liabilities and Stockholders' Deficit	$ 1,494	$ 1,494

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
UNAUDITED

			Cumulative Since
			Reentering
	Three Months Ended March 31,		Development Stage
	2010	2009	1/1/2010 - 3/31/2010

Income
Revenues	$ -	$ 169,444	$ -
Total Income	-	169,444	-

Cost of good sold
Cost of Manufacturing	-	157,803	-
Total Cost of Sales	-	157,803	-

Gross Margin	-	11,641	-

Operating Expenses
Auto and Truck	-	5,527	-
Bank Charges	-	357	-
Insurance	-	219	-
Interest	-	701	-
Licenses and Permits	-	756	-
Office Expenses	-	450	-
Office Supplies	-	748	-
Rent	-	10,467	-
Telephone	-	2,733	-
Utilities	-	846	-
Dues and Subscriptions	-	409	-
Travel	-	1,100	-
Repairs and Maintenance	-	70	-
Depreciation	-	800	-
Total Operating Expenses	-	25,183	-

Total Operating Income / (Loss)	-	(13,542)	-

Net Income / (Loss)	$ -	$ (13,542)	$ -

Net Income (Loss) Per Share	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	262,500,000	175,000,000	262,500,000

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
UNAUDITED

			Unaudited
			Cumulative Since
			Reentering
	Three Months Ended March 31,		Development Stage
	2010	2009	1/1/2010 - 3/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ -	$ (13,542)	$ -
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	-	800	-
Increase (decrease) in:
Accounts Receivable	-	600	-
Increase (decrease) in:
Sales Tax Payable	-	(5,850)	-
Net Cash Provided (Used) By Operating Activities	-	(17,992)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Note Payable	-	(5,000)	-
Loans From Shareholders	-	(11,710)	-
Net Cash (Used) By Financing Activities	-	(16,710)	-

Net Increase (Decrease) in Cash	-	(34,702)	-

CASH AT BEGINNING OF PERIOD	1,494	36,931	1,494

CASH AT END OF PERIOD	$ 1,494	$ 2,229	$ 1,494

Supplemental Cash Flow Information:
Cash Paid for Interest	$ -	$ 701	$ -

Supplemental Non-Cash Investing and Financing Activities:
Forgiven of Note Payable in connection with the transfer of common stocks	$ 72,791		$ 72,791

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business, and Trade Name

Explore Anywhere Holding Corporation, Formerly Known As Porfavor Corporation, (“Company”) was incorporated in the State of Nevada on April 3, 1996 as Jubilee Trading, Inc. On August 4, 1996 Alfonzo Hernandez Sr. and 27 individuals purchased 25,000 shares at no par value of the corporation (100%) for payment of $5,000 ($0.20 per share) in order to open and operate a Mexican seafood restaurant named “La Perla” in Los Angeles, California. The restaurant plans did not materialize and the Company lay dormant.

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

On April 13, 2009, the president of the Company, Boyd V. Applegate, signed a letter of intent to sell his shares to Jose F. Garcia 16,625,000 shares of the Common Stock (95% of the issued and outstanding shares) in the Company in exchange for $70,000 in cash.  The sale of 16,625,000 shares was effective on January 1, 2010 and on the same day the board approved the Company to re-enter to developmental stage.

On January 1, 2010, Boyd V. Applegate acknowledged that he has received 50,000 shares of common stock of CBA Builders, 100% ownership of CBA Builders, from Jose F. Garcia.  CBA Builders has then been spin-off and separated from Explore Anywhere Holding Company as Boyd V. Applegate now owned 100% of CBA Builders and waived the liability of Explore Anywhere Holding Company in the amount of $72,791.  After the sale, the Company discontinued their operation and re-entered to a developmental stage company.

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On April 23, 2010, the board has approved a forward split of 10:1 resulting in increasing the common stock issued and outstanding from 17,500,000 shares to 175,000,000. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization.

On April, 27, 2010, the board has approved an amendment to increase the Company’s authorized common stock to 200,000,000 shares with par value of $0.001.  On November 10, 2010, the Company had an additional forward split of 1.5:1 resulting in an increase of the common stocks from 200,000,000 shares to 300,000,000 shares authorized and 262,500,000 shares issued and outstanding.

On November 10, 2010, the Company formerly changed its name from Porfavor Corporation to Explore Anywhere Holding Corporation.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment                                                      5-10 years
Furniture                                                      5 - 7 years
Shop tools                                                      5 - 7 years
Vehicles                                                      5-10 years

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For book purposes, depreciation is computed under the straight-line method.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  There is no accounts receivable as of March 31, 2010 and December 31, 2009.

Inventory

Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of March 31, 2010 and December 31, 2009

Revenue Recognition

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

Advertising

Advertising expenses are recorded as general and administrative expenses. There was no advertising expense for the three months ended March 31, 2010 and 2009.

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Capital Stock

On April 23, 2010, the board has approved a forward split of 10:1 resulting in an increase of the common stocks issued and outstanding from 17,500,000 shares to 175,000,000. The accompanying financial statements were adjusted to reflect the effects of the recapitalization.  On April, 27, 2010, the board has approved an amendment to increase the Company’s authorized common stock to 200,000,000 shares with par value of $0.001.  On November 10, 2010, the Company had an additional forward split of 1.5:1 resulting in an increase of the common stocks from 200,000,000 shares to 300,000,000 shares authorized and 262,500,000 shares issued and outstanding.  In light of the abovementioned changes in equity, the audited reports for the year ended December 31, 2009 has been retroactively adjusted to reflect the changes.

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

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas.  The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009,

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS 140/166, “Accounting for Transfers of Financial Assets,” an amendment of FAS 140, which now resides with ASC 860, “Transfers and Servicing.” ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Management expected to seek potential merger or acquisition targets and other business opportunities from all known sources.  In March 2010, the Company signed a letter of intent with a private company called Explorer Anywhere for a potential reverse merger. As of this report date, the transaction was still pending.

NOTE C – EARNING PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, previously known as SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of March 31, 2010 and 2009.

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE D - PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of March 31, 2010 and December 31, 2009 were as follows:
	March 31,	December 31,
	2010	2009
Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	$(68,965)	$(68,965)
Taken by the shareholder for loan repayment	(4,059)	(4,059)

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE E – INCOME TAXES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occurs, net operating loss carry forwards may be limited as to use in the future.

NOTE F – RELATED PARTY TRANSACTIONS

Boyd Applegate advanced the money to working capital throughout years of operations. These non-interest bearing advances were due on demand. The advance from the shareholder was $500 and $500 at March 31, 2010 and December 31, 2009.

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

The advance from shareholder remains $500 which was payable to Jose F. Garcia at March 31, 2010 and December 31, 2009 for miscellaneous filing fees that Jose F. Garcia paid on behalf of the Company in 2009.

NOTE G – NOTES PAYABLE

On January 1, 2010, Boyd V. Applegate waived non-interest bearing advances in an amount of $72,791 as part of the sale; as such, there was no outstanding note payable as of March 31, 2010.

NOTE H – RE-ENTERING DEVELOPMENT STAGE

On January 1, 2010, the board approved to cease all business activities, and the Company then re-entered to development stage in order to search for opportunities in merger and acquisition with potential investors. The whole operation of the Company has been classified as discontinued operations, and its results of operations reflected under the statement of operations in the financial statements.

NOTE I – SUBSEQUENT EVENTS

The Company ceased all the business activity by December 31, 2009 because of the adverse economy in the construction industry in Nevada. The major shareholder sold all of his shares to Jose F. Garcia on January 1, 2010. On the same date, the board approved the Company to re-enter to developmental stage effectively on January 1, 2010.

On January 1, 2010, Boyd V. Applegate acknowledged that he has received 50,000 shares of common stock of CBA Builders, 100% ownership of CBA Builders, from Jose F. Garcia.  CBA

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE I – SUBSEQUENT EVENTS (Continued)

Builders has then been spin-off and separated from Explore Anywhere Holding Company as Boyd V. Applegate now owned 100% of CBA Builders and waived the liability of Explore Anywhere Holding Company in the amount of $72,791.  After the sale, the Company discontinued their operation and re-entered to a developmental stage company.

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

On April 13, 2009, the president of the Company, Boyd V. Applegate, signed a letter of intent to sell his shares to Jose F. Garcia 16,625,000 shares of the Common Stock (95% of the issued and outstanding shares) in the Company in exchange for $70,000 in cash.  The sale of 16,625,000 shares was effective on January 1, 2010 and on the same day the board approved the Company to re-enter to developmental stage.

On April 23, 2010, the board has approved a forward split of 10:1 resulting in increasing the common stock issued and outstanding from 17,500,000 shares to 175,000,000. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization.

On April, 27, 2010, the board has approved an amendment to increase the Company’s authorized common stock to 200,000,000 shares with par value of $0.001.  On November 10, 2010, the Company had an additional forward split of 1.5:1 resulting in an increase of the common stocks from 200,000,000 shares to 300,000,000 shares authorized and 262,500,000 shares issued and outstanding.

On November 10, 2010, the Company formerly changed its name from Porfavor Corporation to Explore Anywhere Holding Corporation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

As used in this quarterly report, the terms "we", "us", "our", "our company" means Explore Anywhere Holding Corp., unless otherwise indicated.

General Overview

Our company’s name is Explore Anywhere Holding Corp. The company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, we filed Articles of Amendment to the company’s Articles of Incorporation with the Nevada Secretary of State to change its name from Jubilee Trading Corp. to PorFavor Corp. On September 22, 2010, we changed the company’s name to Explore Anywhere Holding Corp.

Since inception until March 2010, we operated as a broker of structural wood materials. In recent years we have built a substantial portion of the open web plated trusses that we sell. Probably 60% of our work was awarded on a competitive bid basis with the balance being of a negotiated nature. Nearly all of our products were delivered directly from the point of manufacture to our customer’s job site.

We began doing business as Trussco in August of 1992, selling only plated wood trusses. In April of 1993 we opened a small office North Las Vegas and soon grew large enough that we needed a repair crew. In order to accommodate this need we began to fabricate only very small jobs so that we had men available when we needed a repair crew. Beginning in 1995 we began to import all of our plated trusses from Canada. This was made possible for two reasons. All of the trusses built in Las Vegas relied on raw lumber from Canada. At that time there was in effect a 15% tariff on raw lumber but no tariff on a finished product such as trusses. During that time the Canadian dollar was worth about $.67 US. These two factors combined to give us a very good competitive edge. Over recent years both of these advantages have been eroded to nothing and so we began to build nearly all that we sold, which gave us higher net margins.

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

ExploreAnywhere is in the business of selling computer monitoring software and hardware products. One of its products has been designed and developed by the company; with regard to its remaining products, ExploreAnywhere acts as either an affiliated re-seller or rebrands products from outside suppliers.

ExploreAnywhere currently sells one computer software monitoring product (“Spybuddy”) of which its management designed and developed in conjunction with an outside contract software engineer. The product “Spybuddy” has historically represented the majority of its sales, efforts remain ongoing to continue to support and develop this product. ExploreAnywhere acts as an affiliate re-seller of two similar products “Mobile Spy” and “Sniper Spy.” At present these products are offered for sale on ExploreAnywhere’s website, however there are no long term plans to promote or further develop these products. These products have not and do not represent a significant percentage of past or current company revenue.

We may discontinue the sale of these products at any time in order to dedicate website space to support company owned product lines. Furthermore, the company has historically and currently offers a hardware keylogger. This product is re-branded by the company as “Keylogger HRD 2010,” the company does not design or manufacture this product. The company sources the product from a third party. The company does not currently maintain inventory of this product, and long term decisions regarding future development of this product line have yet to be determined. ExploreAnywhere sells its products through its website and through various third party affiliate channels. The company does not presently sell within any physical retail stores. ExploreAnywhere, Inc. has a goal to continue development of the existing “Spybuddy” product line and to develop further company owned products for application within the monitoring software market.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes filed on PinkSheets.com and also on the Securities and Exchange Commission’s website.

Our operations ceased in 2010. Our ability to commence other operations will be dependent upon the closing of the acquisition of ExploreAnywhere Inc. and also the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan.  If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 2010, we had a working capital of $994 (December 31, 2009: $71,797).  At March 31, 2010 our current assets consisted of cash of $1,494, which is the same amount and kind of assets that we had as of December 31, 2009.

At March 31, 2010, our total current liabilities were at $500, compared to $73,291 as at December 31, 2009. The reason for the decrease in our current liabilities was that we transferred ownership of our subisidary CBA Builders to our prior officer and director. As a result, we were relieved of all of the liabilities of CBA Builders.

As of December 13, 2010, our cash balance is approximately $                                                                                                           5,800. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

Result of Operations

Comparison of the Three Months ended March 31, 2010 and March 31, 2009.

Revenue

We recognized Nil in revenue for the quarter ended March 31, 2010 (March 31, 2009: $169,444). Cost of goods sold for the quarter ended March 31, 2010, were Nil (March 31, 200: $157,803), resulting in a gross profit of $0 (March 31, 2009: $11,641).

We experience no sales and no gross margin this quarter due to the fact that our operations became virtually non-existent. Our short and long term survival was dependent on our prior CEO/President, Mr. Boyd Applegate, who had to resign from such positions due to failing health. As a result, we are looking at other industries and businesses to venture into that are commensurate with the experience of current management.

Costs and Expenses

For the quarter ended March 31, 2010, operating expenses were nil ($25,183 for the quarter end March 31, 2009). We incurred no operating expenses for the quarter ended March 31, 2010, due to the fact that we had ceased operations and sold off our only subsidiary.

From inception to March 31, 2010, we have incurred an accumulated deficit of $525,139 (December 31, 2009: $525,139).

Off Balance Sheet Arrangements.

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      [REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of January, 2010.

EXPLORE ANYWHERE HOLDING CORP.

Date:  January 20, 2011                                                        /s/ William Gerlib
WILLIAM GERLIB
Interim CEO and Member of the Board of Directors
(Principal Executive Officer)

Date:  January 20, 2011                                                         /s/ Khris Thetsy
KHRIS THETSY
CFO (Principal Financial and  Principal Accounting Officer)