Form 10-Q
period 2010-06-30
EXPLORE ANYWHERE HOLDING CORP
filed 2011-01-20
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                       June 30, 2010
or

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

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)

A DEVELOPMENT STAGE COMPANY

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

Page(s)

Index	2

Balance Sheets	3

Statement of Operations	4

Statements of Cash Flows	5

Notes to the Financial Statements	6-14

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
	June 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$ 1,494	$ 1,494
Total Current Assets	1,494	1,494

Non Current Assets
Plant, Property, and Equipment	68,965	68,965
Accumulated Depreciations	(68,965)	(68,965)
Total Non Current Assets	-	-

Total Assets	$ 1,494	$ 1,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet Liabilities
Accounts Payable	$ -	$ 72,791
Loan from Shareholder	500	500
Total Current Liabilities	500	73,291

Total Liabilities	500	73,291

Stockholders' Equity (Deficit)
Common stock, $.001 par value; 300,000,000 shares authorized, 262,500,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	262,500	262,500
Additional Paid In Capital	263,633	190,842
Accumulated deficits	(525,139)	(525,139)
Total Stockholders' Deficit	994	(71,797)

Total Liabilities and Stockholders' Deficit	$ 1,494	$ 1,494

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
UNAUDITED

					Cumulative Since
					Reentering
	Three Months Ended June 30,		Six Months Ended June 30,		Development Stage
	2010	2009	2010	2009	1/1/2010 - 6/30/2010

Income
Revenues	$ -	$ 43,107	$ -	$ 212,551	$ -
Total Income	-	43,107	-	212,551	-

Cost of good sold
Cost of Manufacturing	-	44,091	-	201,894	-
Total Cost of Sales	-	44,091	-	201,894	-

Gross Margin	-	(984)	-	10,657	-

Operating Expenses
Auto and Truck	-	3,670	-	9,197	-
Bank Charges	-	677	-	1,034	-
Insurance	-	6,528	-	6,747	-
Interest	-	196	-	897	-
Licenses and Permits	-	-	-	756	-
Office Expenses	-	926	-	1,376	-
Office Supplies	-	40	-	788	-
Professional Fees	-	400	-	400	-
Rent	-	10,000	-	20,467	-
Telephone	-	1,014	-	3,747	-
Utilities	-	-	-	846	-
Dues and Subscriptions	-	200	-	609	-
Travel	-	200	-	1,300	-
Repairs and Maintenance	-	-	-	70	-
Sales Tax	-	4,680	-	4,680	-
Depreciation	-	798	-	1,598	-
Total Operating Expenses	-	29,329	-	54,512	-

Total Operating Income / (Loss)	-	(30,313)	-	(43,855)	-

Net Income / (Loss)	$ -	$ (30,313)	$ -	$ (43,855)	$ -

Net Income (Loss) Per Share	$ -	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	262,500,000	175,000,000	262,500,000	175,000,000	262,500,000

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
UNAUDITED

			Cumulative Since
			Reentering
	Six Months Ended June 30,		Development Stage
	2010	2009	1/1/2010 - 6/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ -	$ (30,313)	$ -
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	-	798	-
Increase (decrease) in:
Accounts Receivable	-	400	-
Increase (decrease) in:
Prepaid Insurance	-	5,709	-
Sales Tax Payable	-	(5,573)	-
Net Cash Provided (Used) By Operating Activities	-	(28,979)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	-	27,200	-
Loans From Shareholders	-	(358)	-
Net Cash (Used) By Financing Activities	-	26,842	-

Net Increase (Decrease) in Cash	-	(2,137)	-

CASH AT BEGINNING OF PERIOD	1,494	2,229	1,494

CASH AT END OF PERIOD	$ 1,494	$ 92	$ 1,494

Supplemental Cash Flow Information:
Cash Paid for Interest	$ -	$ 196	$ -

Supplemental Non-Cash Investing and Financing Activities:
Forgiven of Note Payable in connection with the transfer of common stocks	$ 72,791		$ 72,791

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

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

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

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
Shop tools                                                      5 - 7 years
Vehicles                                                      5-10 years

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  There is no accounts receivable as of June 30, 2010 and December 31, 2009.

Inventory

Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of June 30, 2010 and December 31, 2009

Revenue Recognition

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

Advertising

Advertising expenses are recorded as general and administrative expenses. There was no advertising expense for the three months ended June 30, 2010 and 2009.

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

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

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

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

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

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

NOTE C – EARNING PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, previously known as SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of June 30, 2010 and 2009.

NOTE D - PROPERTY AND EQUIPMENT

The carrying values of fixed assets as of June 30, 2010 and December 31, 2009 were as follows:
	June 30,	December 31,
	2010	2009
Office Equipment	$9,109	$9,109
Office Furniture	4,950	4,950
Shop Tools	12,140	12,140
Vehicles	46,825	46,825
	73,024	73,024
Accumulated Depreciation	$(68,965)	$(68,965)
Taken by the shareholder for loan repayment	(4,059)	(4,059)

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

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

NOTE E – INCOME TAXES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occurs, net operating loss carry forwards may be limited as to use in the future.

NOTE F – RELATED PARTY TRANSACTIONS

Boyd Applegate advanced the money to working capital throughout years of operations. These non-interest bearing advances were due on demand. The advance from the shareholder was $500 and $500 at June 30, 2010 and December 31, 2009.

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

The advance from shareholder remains $500 which was payable to Jose F. Garcia at June 30, 2010 and December 31, 2009 for miscellaneous filing fees that Jose F. Garcia paid on behalf of the Company in 2009.

NOTE G – NOTES PAYABLE

On January 1, 2010, Boyd V. Applegate waived non-interest bearing advances in an amount of $72,791 as part of the sale; as such, there was no outstanding note payable as of June 30, 2010.

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

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 2010, we had working capital of $994 (December 31, 2009: $71,797).  At June 30, 2010 our assets consisted of cash of $1,494, which is the same amount and kind of assets that we had as of December 31, 2009.

At June 30, 2010, our total current liabilities were $500, compared to $73,291 as at December 31, 2009. The reason for the decrease in our current liabilities was that we transferred ownership of our subisidary CBA Builders to our prior officer and director. As a result, we were relieved of all of the liabilities of CBA Builders.

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

Result of Operations

Comparison of the Three Months ended June 30, 2010 and June 30, 2009.

Revenue

We recognized Nil in revenue for the quarter ended June 30, 2010 (June 30, 2009: $43,107). Cost of goods sold for the quarter ended June 30, 2010, were Nil (June 30, 2009: $44,091), resulting in a gross profit (loss) of $0 (June 30, 2009: $(984)).

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

Costs and Expenses

For the quarter ended June 30, 2010, operating expenses were nil ($43,107 for the quarter end June 30, 2009). We incurred no operating expenses for the quarter ended June 30, 2010, due to the fact that we had ceased operations and sold off our only subsidiary.

From inception to June 30, 2010, we have incurred an accumulated deficit of $525,139 (December 31, 2009: $525,139).

Comparison of the Six Months ended June 30, 2010 and June 30, 2009.

Revenue

We recognized Nil in revenue for the six months ended June 30, 2010 (June 30, 2009: $212,551). Cost of goods sold for the quarter ended June 30, 2010, were Nil (June 30, 2009: $201,894), resulting in a gross profit of $0 (June 30, 2009: $10,657).

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

Costs and Expenses

For the six months ended June 30, 2010, operating expenses were nil ($54,512 for the six months end June 30, 2009). We incurred no operating expenses for the quarter ended June 30, 2010, due to the fact that we had ceased operations and sold off our only subsidiary.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of January, 2011.

EXPLORE ANYWHERE HOLDING CORP.

Date:  January 19, 2011                                                         /s/ William Gerlib
WILLIAM GERLIB
Interim CEO and Member of the Board of Directors
(Principal Executive Officer)

Date:  January 19, 2011                                                       /s/ Khris Thetsy
KHRIS THETSY
CFO (Principal Financial and  Principal Accounting Officer)