Form 10-K
period 2010-12-31
EXPLORE ANYWHERE HOLDING CORP
filed 2011-03-31
CIK 1424328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 333-119566

EXPLORE ANYWHERE HOLDING CORP.
 (Exact name of registrant as specified in its charter)

Nevada	88-0319470
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
6150 WEST 200 SO., #3, Wabash, Indiana 469992
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act Yes [   ] No [ X  ]

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes [    ] No [ X  ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ] Accelerated filer [   ]
Non-accelerated filer [   ] Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ] No [X]

Net revenues for our most recent fiscal year: $0.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (June 30, 2010): $0.15. b) The number of outstanding shares, not including shares held by affiliates (officers, directors and 10% shareholders) as of June 30, 2010 is 875,000. This number of outstanding shares by non-affiliates does not reflect the effect of the 15:1 forward split that the Issuer effected on November 10, 2010.

Number of common voting shares issued and outstanding as of March 31 2011: 31,923,750 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990)

Transitional Small Business Disclosure Format (Check one):                                                                                                                     Yes [X]No[  ]

TABLE OF CONTENTS

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	(Removed and Reserved)
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A.	Controls And Procedures	18
Item 9B.	Other Information	19
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	20
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence	24
Item 14.	Principal Accountant Fees and Services	24
PART IV
Item 15.	Exhibits and Financial Statement Schedules	24

PART I

ITEM 1.                                DESCRIPTION OF BUSINESS

Forward-Looking Statements

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

As used in this quarterly report, the terms "we", "us", "our", "our company" means Explore Anywhere Holding Corp., unless otherwise indicated.

General Overview

Our company’s name is Explore Anywhere Holding Corp. The company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, we filed Articles of Amendment to the company’s Articles of Incorporation with the Nevada Secretary of State to change its name from Jubilee Trading Corp. to PorFavor Corp. On November 10, 2010, we changed the company’s name to Explore Anywhere Holding Corp.

Since inception until March 2010, we operated as a broker of structural wood materials. In March 2010, our former CEO/President, Mr. Boyd Appelgate started to suffer from ill-health and our operations underwent a slow and consistent demise. We therefore decided to change our business focus and look for other opportunities and discontinue the sale of structural wood materials. We identified a target company in the area of computer monitoring software, known as ExploreAnywhere, Inc. We closed on the acquisition of ExploreAnywhere on February 4, 2011.

ExploreAnywhere is in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities. Our company’s business is more fully described below.

Business Development

Explore was incorporated in the State of New Hampshire in 2002. In November 2007, Explore was reincorporated as a Nevada corporation. Explore has not been in bankruptcy or receivership at any time. Other than as described below, Explore has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

On December 20, 2010, Explore and its shareholders entered into a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of Explore from its shareholders in exchange for 2,613,750 shares of the Company's common stock (the “Share Exchange”). On February 4, 2011, the Company, Explore and Explore’s shareholders closed the Share Exchange and
 Explore is now a wholly-owned subsidiary of the Company. The Company is presently continuing the development of the technology and software initiated by Explore.

Business

Principal Products

Explore is in the business of selling computer monitoring software and hardware products. One of its products has been designed and developed by the company. With regard to its remaining products, Explore acts as either an affiliated re-seller or rebrands products from outside suppliers.

Explore currently sells one computer software monitoring product (“Spybuddy”) of which its management designed and developed in conjunction with an outside contract software engineer. The product “Spybuddy” has historically represented the majority of its sales, efforts remain ongoing to continue to support and develop this product. Explore acts as an affiliate re-seller of two similar products “Mobile Spy” and “Sniper Spy.” At present these products are offered for sale on Explore’s website, however there are no long term plans to promote or further develop these products. These products have not and do not represent a significant percentage of past or current company revenue. We may discontinue the sale of these products at any time in order to dedicate website space to support company owned product lines. Furthermore, the company has historically and currently offers a hardware keylogger. This product is re-branded by the company as “Keylogger HRD 2010,” the company does not design or manufacture this product. The company sources the product from a third party. The company does not currently maintain inventory of this product, and long term decisions regarding future development of this product line have yet to be determined. Explore sells its products through its website and through various third party affiliate channels. The company does not presently sell within any physical retail stores. Explore, Inc. has a goal to continue development of the existing “Spybuddy” product line and to develop further company owned products for application within the monitoring software market.

Distribution Methods

Explore sells its software products in a digital download format. It conducts sales from its website, exploreanywhere.com, and also through a limited network of online affiliate websites through Plimus.com and Regnow.com (affiliate processors). Affiliates sell these products on their own individual websites, the payments are collected by Plimus and Regnow, who then pay ExploreAnywhere Inc. minus a commission.

 Competitive Business Conditions

The computer monitoring industry continues to show consistent and substantial growth. Explore operates in this market and believes it will be able to expand into the worldwide marketplace. The market consists of multiple opportunities including Corporate Professional and IT Department employee monitoring, small business employee monitoring, parental control/child monitoring, educational organizations, and numerous other avenues which Explore plans to develop during expansion. The computer monitoring market is made up of many companies. SpectorSoft, Corp., founded in 1998, is an example of one of the largest competitors within the computer monitoring industry. According to Inc.com’s “Inc.5000 list”, latest available data illustrates that SpectorSoft experienced revenues of $13 million in 2006 with revenues growing to $16.8 million in 2009.

Explore will use multiple strategies in its attempt to gain a competitive edge. Mainly, as a public entity, Explore’s increased funding potential may open opportunities for aggressive marketing campaigns, and the ability to offer an ever expanding and innovative product line.

Furthermore, Explore’s Internet visibility remains somewhat viable; in spite of the current lack in advertising funds Explore’s website still receives approximately 2,500 unique Internet visitors per month.  This evidences that Explore, despite limited financial resources, has maintained  limited but viable Internet visibility. Explore is determined to further this Internet visibility and believes that with sufficient funding our internet visibility, presence and customer base may significantly increase.

- Employee Monitoring

As corporations, regardless of what industry, continually become more “connected” through Internet and networking technologies their exposure to the risks of employee inefficient time use, leakage of trade secrets (purposeful or inadvertent), or the violation of laws will likely only increase. Today, many corporations in response to the above risks take steps not only to block Internet content, but to also monitor employee Internet activities. A recent article on Computerworld.com Employee Monitoring: When IT is asked to spy suggests that monitoring activities carried out by corporate IT managers may represent 20% of the IT manager’s time.

Explore’s management believes that Explore’s products may be an effective aid for corporate IT managers in monitoring employee Internet activity.

 - Parental Control and Child Monitoring

Parents must continually question “What are kids really up to on the computer?” Explore’s management believes that Explore has the ability, experience and tools necessary to aide  parents in monitoring their children’s Internet activities.

The Internet today poses many challenges for today’s concerned parent:

Online child sexual predators are an unfortunate and persistent issue. The tragic occurrence of their exploits has been widely publicized by the media, especially television programs such as Dateline NBC, have brought awareness of these dangers to many American households.

Furthermore, in addition to the dangers posed by adults on the Internet, parents today face the growing threat of “cyberbullying” whereby other children extend face-to-face bullying to e-mail, Internet chat rooms, and social networking websites. Current research by the Cyber Bullying Research Center (www. cyberbullying.us) indicates that 15-35% of teenagers have experienced some form of “cyberbullying.”

Explore will seek exposure through various media venues in order to demonstrate that its products may be an effective aid for parents in monitoring their children’s Internet activities. A recommendation for the utilization of Explore’s monitoring software to help protect kids online, through either a paid product feature or notable mention might draw significant attention to the merit of Explore products. Additional market opportunities may arise if partnerships can be established with Internet and “child safety” orientated organizations such as, for example, Parent Teacher Association, Polly Klass Foundation, The Innocent Images National Initiative (IINI), Cyberbullying Research Center, Perverted Justice, National Crime Prevention Council and National Center for Missing and Exploited Children.
 Explore will seek to partner with these listed corporations and organizations as well as continuing to search for additional market partnerships that may aide  the growth of Explore.

Explore does not expect that any government regulations will have an effect on its business.

Explore estimates it will expend $20,000 - $30,000 on research and development during the next 12 months.

There are no costs or effects on Explore with regards to compliance with any environmental laws.

Explore currently has 2 full-time employees and 2 part-time employees.

ITEM 1A.                      RISK FACTORS.

Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this Current Report on Form 10-K before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  Our shares of common stock are not currently listed on any national securities exchange. Our shares are quoted on the OTCMarkets.com, which is a quotation system.   Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.  This Current Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Current Report on Form 10-K.

Risks Related to our Business

We need additional working capital and without adequate capital, we may not be able to fulfill our business plan.

We need additional working capital to fund our growth. However, we may not be able to access the capital we need on terms acceptable to us. If we can access financing, it may involve issuing debt or equity securities that are senior to our outstanding shares. Any issuance of convertible debt or equity securities may dilute the value of our current shares outstanding. If we issue debt securities or take loans from private investors, we may have to agree to certain covenants as a condition of those loans that restrict the manner in which we run our Company. In addition, if we cannot raise additional capital, it is likely that our potential growth will be restricted and we will be forced to scale back or curtail the implementation of our business plan. If we do not raise the additional capital, the value of your investment may decrease or become worthless.

We depend on the experience of our existing management team and the loss of either our Chairman of the Board or Chief Financial Officer would affect our ability to implement our business plan.

Our performance is substantially dependent on the performance of Bryan Hammond, our President and Chairman of the Board, and Khris Thetsy, our acting Chief Financial Officer.  Both executives are knowledgeable about our Company and business plan.  The loss of the services of either of these key employees would require us to expend significant time and resources to seek an adequate replacement.

We would also have to invest in training and educating such replacement about our business. We have limited resources and it may be difficult for us to offer compensation that would allow us to attract well-qualified executive officers. If the replacement has less experience than our existing executive officers or does not understand our business as well, we may not implement our business plan successfully. Without the expertise of Bryan Hammond and Khris Thetsy or immediate and qualified successors, we may be forced to curtail operations or close the business entirely.

If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow our business effectively.

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization, as well as to identify, contract with, motivate and retain contract personnel on an outsourced basis for special projects. Competition in our industry for qualified employees and contractors is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and to retain contract personnel. As we become a more mature company, we may find our recruiting efforts more challenging.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may struggle to grow our business.

Our ability to offer our products and services may be affected by a variety of United States and foreign laws.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both in the United States and abroad. Claims have been threatened and filed under both United States and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by our users. It is also possible we could be held liable for misinformation provided over the web when that information appears in our web search results. If one of these complaints results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. Whether or not existing laws regulating or requiring licenses for certain businesses of our advertisers (including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms), are applicable to us may be unclear. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our users, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

Our computer monitoring software and hardware may not be accepted by the market.

Our success depends on the acceptance of our products in the marketplace.  Market acceptance will depend upon several factors, including (i) the desire of consumers and corporations for the ability to monitor activities on their computers and (ii) our ability to market to those individuals and corporations who wish to monitor the use of their computers.  A number of factors may inhibit acceptance of our products, including (i) the existence of competing products, (ii) our inability to convince consumers that they need to pay for the products and services we offer, (iii) our inability to convince corporations that they need to pay for the products and services we offer or (iv) failure of individuals and corporations to use our products.  If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and result in a lower stock price.

There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to either remain the same or increase in the future. A number of companies offer products that provide the same or greater the functionality of our products. We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our products continues to develop.

We may not be able to compete successfully against current and future competitors.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate this market and be able to compete at a profit. In addition to established competitors, other companies can easily enter our market and compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition or our failure to compete effectively, could seriously damage our business and chances for success.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we do not continually introduce new products or enhance our current products, they may become obsolete and we may not be able to compete with other companies.

Internet technology, software applications and related infrastructure are rapidly evolving. Our ability to compete depends on our ability to develop new technologies and products as well as our ability to improve the performance and reliability of our current products and services. We may not be able to keep pace with technological advances and our products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

We do not own patents on our products and if other companies copy our products, our revenues may decline.

We do not own patents on the products we have developed and we do not currently intend to file for patent protection on those products. Therefore, another company could recreate the products we manufacture and could compete against us, which could adversely affect our revenues.

If we do not succeed in our expansion strategy, we may not achieve the results we project.

Our business strategy is designed to expand the sales of our products and services. Our ability to implement our plans will depend primarily on the ability to attract customers and the availability of qualified and cost effective sales personnel. There are no firm agreements for employment of additional marketing personnel, and we can give you no assurance that any of our expansion plans will be successful or that we will be able to establish additional favorable relationships for the marketing and sales of our products and services. We also cannot be certain when, if ever, we will be able to hire the appropriate marketing personnel and establish additional merchandising relationships.

Economic conditions could materially adversely affect our business.

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Risks Related To Our Capital Structure

There is no current, established trading market for our common stock, and there is no assurance of an established trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed for trading on any national securities exchange; our stock is quoted on OTCMarkets.com, is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Global Market and NYSE Amex. Quotes for stocks included on the OTCMarkets.com are not listed in the financial sections of newspapers as are those for the NYSE Amex and The NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. In addition, even if a market does develop for our securities, it is likely that it will be illiquid and sporadic.  You may find it very difficult to sell your stock.

The market price and trading volume of shares of our common stock may be volatile.

When and if an established market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Additionally, the former shareholders of Explore may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of March 1, 2011, 1% of our issued and outstanding shares of common stock was equal to approximately 319,238 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On February 4, 2011, we closed the Share Exchange with the Company and the former shareholders of Explore, pursuant to which the Company acquired 100% of the issued and outstanding securities of Explore in exchange for shares of the Company’s common stock. As a result, Explore became a 100%-owned subsidiary of the Company, and the Company’s sole business operations became that of Explore.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

·	access to the capital markets of the United States;
·	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;
·	the ability to use registered securities to make acquisition of assets or businesses;
·	increased visibility in the financial community;
·	enhanced access to the capital markets;
·	improved transparency of operations; and
·	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized with respect to our new business operations.  In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We will have to comply with these rules by June 15, 2011. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock is considered a “penny stock,” and thereby is  subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is quoted for trading on the OTCMarkets.com, is considered to be a “penny stock” because of the following reasons: (i) it trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

 We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.  Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      DESCRIPTION OF PROPERTIES.

Explore does not own any property or real estate. Explore uses for its office space a residence owned by a family member of William Corso, one of our executive officers and board members. Explore uses this residence without any accrual of rental fees or other charges.

ITEM 3.                      LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the filing date of this Form 8-K, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.                      REMOVED AND RESERVED

N/A.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our common stock, par value $0.001 per share, is approved for quotation on the OTCMarkets.com under trading symbol (“PFVR”). There is no established market for our stock. No quotes for a bid price for our stock existed prior to December 10, 2009. Therefore, no information for the first three (3) quarters of 2009 is provided below.

Fiscal Year Ended December 31, 2010,

Quarter Ended	March 31, 2010	June 30, 2010	Sept. 30, 2010	December 31, 2010
High	$0.11	$0.21	$7.00	$12.00
Low	$0.05	$0.11	$0.14	$0.19

Fiscal Year Ended December 31, 2009

Quarter Ended	March 31, 2009	April 30, 2009	June 30, 2009	December 31, 2009
High	N/A	N/A	N/A	$0.05
Low	N/A	N/A	N/A	$0.05

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

(b) Holders

As of the date of this Current Report, 31,923,750 shares of common stock are issued and outstanding.  There are approximately 29 shareholders of record of our common stock.

Transfer Agent and Registrar

The Transfer Agent for our common stock is Action Stock Transfer Corp., with an address at 7069 S. Highland, Suite 300, Salt Lake City, Utah 84121. Action Stock’s telephone number is (801) 274-1088.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

(c) Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock.  In addition, we currently have no plans to pay such dividends.  However, even if we wish to pay dividends, we may be restricted from distributing dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient dividend distributions from and of ExploreAnywhere, Inc.. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.  See “Risk Factors.”

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

On February 4, 2011, the Company issued 2,613,750 shares of the Company’s common stock   to the former shareholders of ExploreAnywhere Inc. in exchange for all of the shareholders’ issued and outstanding shares of Explore. These shares of Common Stock were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal (13), the size of the offering, manner of the offering and number of securities offered.

We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the new shareholders had the necessary investment intent as required by Section 4(2) since it agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for Share Exchange transaction.

Use Of Proceeds From Sale Of Registered Securities

Not applicable.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 2010, we had a working capital deficit of $(14,122) (December 31, 2009: $71,797).  At December 31, 2010, we had no assets. This compared to our assets as of December 31, 2009, consisting of cash of $1,494.

At December 31, 2010, our total current liabilities decreased to $14,122 ($73,291 as at December 31, 2009). We recognized no revenue for the year ended December 31, 2010 (December 31, 2009: $271,839).

Result of Operations

For the year ended December 31, 2010, operating expenses were $15,616 ($84,731 for the year end December 31, 2009). Operating expenses for the year end December 31, 2010, consisted of general and administration costs.

We earned other income (expenses) in the form of forgiveness of shareholder’s loan in the amount of $73,291for the year ended December 31, 2010 (December 31, 2009: $281,575). We had nil in interest expenses for the year December 31, 2010 (December 31, 2009: $1,612).

From inception to December 31, 2010, we have incurred an accumulated deficit of $(467,464) (December 31, 2009: $525,139).

As of March 18, 2011, our cash balance is approximately $20,000. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

 We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Plan of Operation for the Next Twelve (12) Months

Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan.  If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Off Balance Sheet Arrangements.

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Deficit; and (4) Notes to Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      Controls and procedures

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

Pursuant to Rule 131-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), we carried out an evaluation, with the participation of our management, including the President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency: The Company did not at that time have sufficient management and personnel to handle the responsibility of properly accounting for the Company’s operations.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Our internal controls policy is concerned with responding to the risk management of all of the internal operations of our company including both the financial and other operations. Our internal controls policy is not concerned with risk management as it applies to matters external to the operations of the company. Specifically, our internal controls policy is not concerned with risks faced by the company including potential disasters or political, economic and environmental risks.  It is the Board of Directors’ policy to:

-	Develop an adequate system of internal control, which will promote a high level of compliance with Board of Directors’ policies and procedures and allow full compliance with statutory obligations;
-
Implement and maintain this system to assist the Board of Directors in carrying out its activities in an efficient and orderly manner to ensure adherence to management policies, safeguard its assets and secure the accuracy and reliability of its records.

Our internal controls framework, and our Board of Directors, shall maintain accounting records and procedures of the following kind: purchases and payments system, payroll system, general receipts and debtor system, rates, fixed assets, stock, general ledger, and other.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies from such requirement.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information

None

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)

A DEVELOPMENT STAGE COMPANY

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Sam Kan & Company
1151 Harbor Bay Pkwy., Suite 101
Alameda, CA 94502
Phone: 510.517.7874
Fax: 866.848.1224
http://www.skancpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Explore Anywhere Holding Corporation
(Formerly Known As Porfavor Corporation)
A Development Stage Company

    We have audited the accompanying balance sheets of Explore Anywhere Holding Corporation  (Formerly Known As Porfavor Corporation) (the Company), as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

    We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and 2009, and accordingly, we do not express an opinion thereon.

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

/s/ Sam Kan & Company
__________________________
Sam Kan & Company,
March 17, 2011
Alameda, California

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Page(s)

Index	F-2

Balance Sheets	F-3

Statement of Operations	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6 - F-13

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$ -	$ 1,494
Total Current Assets	-	1,494

Non Current Assets
Plant, Property, and Equipment, Net	-	-
Total Non Current Assets	-	-

Total Assets	$ -	$ 1,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet Liabilities
Accounts Payable	$ 2,022	$ -
Note Payable		72,791
Loan from Shareholder	12,100	500
Total Current Liabilities	14,122	73,291

Total Liabilities	14,122	73,291

Stockholders' Equity (deficit)
Common stock, $.001 par value; 300,000,000 shares authorized, 262,500,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	$ 262,500	$ 262,500
Additional Paid In Capital	$ 190,842	$ 190,842
Accumulated Deficits	(467,464)	(525,139)
Total Stockholders' Deficit	(14,122)	(71,797)

Total Liabilities and Stockholders' Deficit	$ -	$ 1,494

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

			Cumulative Since
			Reentering
	For The Year Ended December 31,		Development Stage
	2010	2009	1/1/2010 - 12/31/2010

Income
Revenues	$ -	$ 271,839	$ -
Total Income	-	271,839	-

Cost of good sold	-	230,068

Gross Margin	-	41,771	-

Operating Expenses
General and administrative	15,616	50,839	15,616
Selling expense	-	33,892	-
Total operating expenses	15,616	84,731	15,616

Total operating income / (loss)	(15,616)	(42,960)	(15,616)

Other income (expense)
Other income	73,291	281,575	73,291
Interest expense	-	(1,612)	-
Total other income / (loss)	73,291	279,963	73,291

Net income / (loss)	57,675	237,003	57,675

Net Income (Loss) Per Share	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of Shares Outstanding	262,500,000	262,500,000	262,500,000

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

			Cumulative Since
			Reentering
	For The Year Ended December 31,		Development Stage
	2010	2009	1/1/2010 - 12/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 57,675	$ 237,003	$ 57,675
Adjustments to reconcile net income to net cash used by operating activities:
Allowance for bad debts		4,075
Depreciation	-	1,760	-
Disposal of equipment for loan repayment		4,059
Loan forgiven by shareholder	(73,291)	(281,575)	(73,291)
Chages in operating aseets and liabilities:
Account receivables		1,300
Account payable	2,022	-	2,022
Note payable	-	72,791	-
Net Cash Provided (Used) By Operating Activities	(13,594)	39,413	(13,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from shareholder	12,100		12,100
Loan repayment to shareholder	-	(74,850)	-
Net Cash (Used) By Financing Activities	12,100	(74,850)	12,100

Net Increase (Decrease) in Cash	(1,494)	(35,437)	(1,494)

CASH AT BEGINNING OF PERIOD	1,494	36,931	1,494

CASH AT END OF PERIOD	$ -	$ 1,494	$ -

Supplemental Cash Flow Information:
Cash Paid for Interest	$ -	$ -	$ -

Supplemental Non-Cash Investing and Financing Activities:
Disposal of equipment for loan repayment		$ 4,059
Loan forgiven and loan assumed by shareholder		$ 281,575
Forgiven of liability in connection with the transfer of common stocks	$ 73,291		$ 73,291

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

On November 10, 2010, the Company changed its name from Porfavor Corporation to Explore Anywhere Holding Corporation.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  There is no accounts receivable as of December 31, 2010 and December 31, 2009.

Inventory

Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of December 31, 2010 and December 31, 2009

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.  Revenues are recognized from product sales, net of discounts and rebates if any.  After the sale on January 1, 2010, the Company discontinued their operation and re-entered to a developmental stage company.  The Company is in the process of acquiring ExploreAnywhere, Inc by exchanges of its common stock.  The revenue recognition policy will then be adjusted accordingly.

Cost of Goods Sold

Job costs include all direct materials, and labor costs and those indirect costs related to production. Selling, general and administrative costs are charged to expense as incurred. No depreciation is allocated to cost of goods since the use of the fixed assets cannot be differentiated between office use and the construction process and the amount is immaterial to the financial statements.   After the sale on January 1, 2010, the Company discontinued their operation and re-entered to a developmental stage company.  The Company is in the process of acquiring ExploreAnywhere, Inc by exchanges of its common stock.  The policy on cost of goods sold will then be adjusted accordingly.

Advertising

Advertising expenses are recorded as general and administrative expenses. There was no advertising expense for the three months ended December 31, 2010 and 2009.

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

NOTE B – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Ninety-five percent (95%) of the shares were sold to Jose F. Garcia on January 1, 2010. On the same day, the board approved to cease all the trading activities and re-enter to a developmental stage company.

Management expected to seek potential merger or acquisition targets and other business opportunities from all known sources.  In March 2010, the Company signed a letter of intent with a private company called Explore Anywhere for a potential reverse merger.

NOTE C – EARNING PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, previously known as SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2010 and 2009.

NOTE D – INCOME TAXES

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

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the years audited.

Net deferred tax assets consist of the following components from Reentering Development Stage on January 1, 2010 to December 31, 2010:

2010
Deferred tax assets NOL Carryover	$158,938
Valuations Allowance	158,938
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2010 due to the following:

▪
On December 31, 2010, the Company had an operating loss carry forward of $467,464 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

NOTE E – RELATED PARTY TRANSACTIONS

Boyd Applegate advanced the money to working capital throughout years of operations. These non-interest bearing advances were due on demand.

The advance from shareholder at December 31, 2009 before the adjustment was $235,634. Since the board approved to cease the business operation, the president and major shareholder took all the property and equipment with the net value of $4,059 for loan repayment. This reduced the advance from shareholder to $231,575. On December 31, 2009, the president sold all of his shares to Jose F. Garcia who personally assumed the whole amount of the loan from shareholder of $231,575, so that the Company did not owe anything to the former president, Boyd Applegate, at December 31, 2009. Accordingly, the loan forgiven was recorded as other income at December 31, 2009.

NOTE F – NOTES PAYABLE

On January 1, 2010, Boyd V. Applegate waived non-interest bearing advances in an amount of $72,791 as part of the sale; as such, there was no outstanding note payable as of December 31, 2010.

NOTE G – RE-ENTERING DEVELOPMENT STAGE

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

NOTE H – SUBSEQUENT EVENTS

On February 1, 2011, the Board of Directors (the "Board") of the Company received the resignations of Mr. William Gerlib acting as the Company's Interim CEO and as a member of the Board of Directors.

On February 4, 2011, the Board elected Mr. Bryan Hammond who was appointed as the Company's President.  Prior to his appointment as President of the Company, Mr. Hammond has been serving as a member of the Company's Board of Directors.

Effective February 9, 2011, the Board elected Mr. Oliver Nelson as CEO of the Company.

On December 20, 2010, the Company entered into a Share Exchange Agreement (the "Agreement"),   with  Explore  Anywhere  Inc.,  a private  Nevada   corporation ("Explore"),  and Explore’s  shareholders  (the  "Shareholders"),  whereby  the Company will acquire from the Shareholders all the issued and outstanding shares of Explore in exchange for 2,613,750  shares of the Company's  common stock.  On February 4, 2011, the Company completed this transaction and Explore became a wholly-owned subsidiary of the Company.  The Company  intends to file Explore's last  two (2)  fiscal  years  of  audited  financial  statements  and pro  forma financial statement showing the effects of the acquisition and other information regarding  Explore on a Form 8-K.  Upon such filing, the Company will no longer be considered a "shell company" as that term is defined under Rule 405.

On February 4, 2011, the Company issued 2,613,750 shares of its common stock pursuant to the Agreement, as described above.  On that date, the Company's largest shareholder cancelled a total of 233,190,000 shares of the Company's common stock. The cancellation of such shares reduced the Company's total issued and outstanding shares, after giving effect to the issuance of shares in connection with the acquisition of Explore described above to 31,923,750 shares.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officer

The following persons are our executive officers and directors as of March 1, 2011 and hold the positions set forth opposite their respective names.

Name                                Age                      Position

Oliver Nelson                    27                      Chief Executive Officer

Bryan Hammond               26                      President and Chairman of the Board

Khris Thetsey                   38                      Chief Financial Officer

William Corso                   27                      Secretary/Treasurer and Director

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified.  Our officers are elected annually by, and serve at the pleasure of, our board of directors.  We feel our officers and directors should serve in such capacity in light of our business structure because: they all have a degree or professional diploma or they have management knowledge, they have previous experience in the industry and are able to adapt to changes within the industry, and they are able to work resourcefully to strategize for the Company.

Biographies

Mr. Oliver Nelson - Chief Executive Officer

Mr. Nelson is an advertising and marketing professional with a diverse background that includes experience in both the b2b and b2c realms. He has managed national marketing projects for private and public organizations ranging from traditional direct mail efforts to modern search marketing pay per click campaigns. From April 2010 to the present, Mr. Nelson has been a marketing analyst for Yodle, a digital advertising agency. In that position, Mr. Nelson has been responsible for deploying and executing new accounts while monitoring and improving existing accounts. From August 2006 through August 2009, Mr. Nelson was a Senior Coordinator - Marketing for College Coach, a division of Bright Horizons Family Solutions LLC, in Watertown, Massachusetts. In that position, Mr. Nelson was responsible for executing marketing campaigns including all e-marketing PPC search, affiliate, and SEO initiatives. From August 2008 to June 2009, Mr. Nelson served as a consultant to ExploreAnywhere, Inc., which is now the Company's wholly-owned subsidiary, to provide advice on all aspects the comany's business operations. From September 2005 to October 2007, Mr. Nelson served as Chief Marketing Officer for Search Rate Technologies LLC, a start-up search engine software company located in Boston, Massachusetts. Mr. Nelson graduated from the Boston College Carroll School of Management in 2006 with a Bachelors of Science Degree in marketing. Mr. Nelson has a significant entrepreneurial background and has served several start-up organizations in various capacities. In addition, Mr. Nelson is a commissioned officer graduate of the United States Army Intelligence School and is a member of the MI Corps of the United States Army. In this role, he has acquired direct experience deploying and operating computer surveillance software.

Mr. Bryan Hammond – President and Chairman of the Board

In 2001, Mr. Hammond turned his attention toward developing and innovating technologies that protected children from the increasing dangers of the Internet by founding Explore Software in 2002. Mr. Hammond attended the University of New Hampshire Whittemore School of Business and Economics studying Business Administration, but left after one year of study to continue his management of Explore full time as CEO. In August of 2009 Mr. Hammond stepped down as the CEO of Explore, but remains as the President and Chairman of the Board. Mr. Hammond serves as Explore’s leader for development strategy. Mr. Hammond is also founder and CEO of Hammond Industries, a web development and Internet marketing company that specializes in international and domestic traffic monetization.

Mr. Khris Thetsy – Acting Chief Financial Officer

Mr. Thetsy is currently the Acting Chief Financial Officer for Explore, Inc. He was hired as the Interim CFO in January of 2010. Mr. Thetsy has more than nine years of experience as a Chief Financial Officer for startup to midsize companies, and managed growth for both private and publicly traded companies in a variety of industries. Mr. Thetsy has extensive experience in financial strategic planning & analysis, restructuring & turnaround, mergers & acquisitions, compliancy, internal controls, capital investment, and corporate development technology for manufacturing and service companies.   Mr. Thetsy attended National University and received his undergraduate degree in Accounting. Mr. Thetsy also founded iCFO (an Interim CFO Service), served as Board of Director for the San Diego Investment Conference (SDIC), and is currently member of "The CFO Roundtable".

Mr. William Corso – Secretary/Treasurer, Member of the Board of Directors

Mr. Corso is currently the Vice President of Durni Companies LLC, a real estate and Internet investment holding company founded in December 2006. Mr. Corso works to maximize revenue from direct navigation traffic from domain name portfolios by means of pay-per-click advertising. Mr. Corso received his Bachelors of Science in Business Administration with a concentration in Finance, magna cum laude, from Northeastern University College of Business Administration in May 2007. Mr. Corso has served as a director on the Board of Explore, Inc. since November 2007.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

Name	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Oliver Nelson – CEO,	0	0	0
Bryan Hammond – President, Chairman of the Board	2	1	0
Khris Thetsy – CFO	0	0	1
William Corso – Secretary, Treasurer	2	1	0
William Gerlib – Former President	1	0	0

Code of Ethics

We have not yet prepared a written code of ethics and employment standards.  We have only recently commenced operations.  We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee.  Our Board of Directors currently does not have any independent members, and thus, does not have the ability to create a proper independent audit committee.

ITEM 11.                      EXECUTIVE COMPENSATION.

Except as provided below, Explore’s executive’s currently do not draw any salary. Our Chief Financial Officer, Mr. Khris Thetsy was paid fees in the amount of $6,000 and there was an additional $2,122.50 in fees that were earned but not paid. All amounts earned by Mr. Thetsy are payable to his consulting company, iCFO Consulting

Compensation Committee

We have not formed an independent compensation committee.

Director Compensation

No compensation has been to date by Explore to any non-employee directors.

Employment Agreements

We do not have written employment agreements.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and plan to seek potential independent directors.  In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the closing date of the Exchange, March 8, 2011, regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Explore Anywhere Holding Corp., 6150 West 200 South, #3, Wabash, Indiana. The percentages stated in the following table are based upon 31,923,750 shares issued and outstanding.

Name of Beneficial Owner                                                                Number of Shares                                Percentage BeneficiallyBeneficially Owned(1) Owned(1)

Oliver Nelson -                                                                                            500,000                                                      1.5%
    Chief Executive Officer

Bryan Hammond -
    President/Chairman of the Board                                                         2,500,000                                                   7.8%

Khris Thetsey –
    Chief Financial Officer                                                                                -0-                                                           -0-

William Corso –
    Secretary/Treasurer and Director                                                         11,500,000                                               36.0%

All officers and directors
    as a group (3 individuals)                                                                      14,500,000                                              45.4%

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 8, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Explore has not entered into any related party transactions during its last fiscal year that would be required to be reported pursuant to Item 404(d) of Regulation S-K.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Sam Kan & Company, during the years ended December 31, 2010 and 2009, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2010, was $3,800 and $6,000, respectively.

Audit Related Fees.

We incurred no fees to our auditors for audit related fees during the fiscal years ended December 31, 2010 and 2009.

Tax Fees.

We incurred no fees to our auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2010 and 2009.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2010 and 2009.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

PART IV

ITEM 15.                      EXHIBITS

Exhibit
Number                    Description

3.1                          Articles of Incorporation*
3.2                          By-laws*
31.1                Section 302 Certification – President
31.2                Section 302 Certification – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

*Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this day of March 2011.

EXPLORE ANYWHERE HOLDING CORP.

Date: March 30 , 2011           By: /s/ Bryan Hammond
Name: Bryan Hammond
Title: Chairman of the Board/President, principal executive officer

Date: March 30, 2011           By: /s/ Khris Thetsy
Name: Khris Thetsy
Title: Chief Financial Officer, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bryan Hammond
Name and Title: Bryan Hammond, Chairman of the Board and President
Date: March  30, 2011

By: /s/ Oliver Nelson
Name and Title: Oliver Nelson, Chief Executive Officer
Date: March  30, 2011

By: /s/ William Corso
Name and Title: William Corso, Secretary/Treasurer and Member of the Board of Directors
Date: March   30 , 2011