Form 10-Q
period 2011-03-31
EXPLORE ANYWHERE HOLDING CORP
filed 2011-06-17
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                       March 31, 2011
or

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
31,923,750 common shares issued and outstanding as of June 15, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

 EXPLORE ANYWHERE HOLDING CORPORATION

A DEVELOPMENT STAGE COMPANY

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Table of Contents

Page(s)

Index	2

Balance Sheets	3

Statement of Operations	4

Statements of Cash Flows	5

Notes to the Financial Statements	6-21

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
		Explore
		Anywhere
	Unaudited	Holding Corp.
	March 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$ 5,495	$ 12,643
Total Current Assets	5,495	12,643

Non Current Assets
Office Equipment	$ 29,818	29,817
Furniture & Fixtures	14,365	14,365
Goodwill	1,283,414
	1,327,597	44,182
Less Depreciation
Impairment of Goodwill	(1,261,414)
Accumlated Depreciation	(43,657)	(22,000)
Total Non Current Assets	42,526	22,182

Total Assets	$ 48,021	$ 34,825

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 51,033	$ 60,847
Accrued interest	38,247	16,065
Convertible note payable	75,000	-
Warrant liabilites	48,165	-
Loan from outside investors	100,000	100,000
Loan from shareholders	12,330	12,330
Total Current Liabilities	324,775	189,242

Total Liabilities	324,775	189,242

Stockholders' Equity (Deficit)
Common stock, $.001 par value; 300,000,000 shares authorized, 31,923,750 shares issued and outstanding at March 31, 2011, 262,500,000 shares issued and outstanding at December 31, 2010	265,114	265,114

Additional Paid In Capital	2,195,008	891,594

Accumulated Deficits	(2,736,876)	(1,311,125)
Total Stockholders' Deficit	(276,754)	(154,417)

Total Liabilities and Stockholders' Deficit	$ 48,021	$ 34,825

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2011	2010

Income
Revenues	$ 1,796	$ -
Total Income	1,796	-

Cost of good sold
Cost	-	-
Total Cost of Sales	-	-

Gross Margin	1,796	-

Operating Expenses
General and administrative	69,316	-
Selling expense	6,471
Total Operating Expenses	75,787	-

Other income (expense)
Intangible impairment loss	(1,281,414)	-
Amortization of beneficial conversion feature (Debt discount)	(41,464)	-
Amortization of beneficial conversion feature (Interest expense)	(6,701)	-
Interest expense	(22,182)	-
Total other income / expense	(1,351,761)	-

Total Operating Income / (Loss)	(1,425,752)	-

Net Income / (Loss)	$ (1,425,752)	$ -

Net Income (Loss) Per Share	$ (0.04)	$ -

Weighted Average Number of Shares Outstanding	31,923,750	262,500,000

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
STATEMENT OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ (1,425,752)	$ -
Adjustments to reconcile net income to net cash used by operating activities:
Loss on impairment of goodwill (all non-cash)	-	-
Depreciation	-	-
Amortization of beneficial conversion feature	-	-
Changes in operating assets and liabilities:
Accounts receivable	-
Accounts payable and accrued expenses	(9,813)	-
Accrued interest	22,182	-
Net Cash Used By Operating Activities	(1,413,383)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) By Investing Activities	(20,344)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Warrant Liabilities	48,165	-
Proceeds from convertible promissory notes	75,000	-
Additional Paid in Capital (non-cash)	1,303,414	-
Net Cash Provided By Financing Activities	1,426,579	-

Net Decrease in Cash	(7,148)	-

CASH AT BEGINNING OF PERIOD	12,643	1,494

CASH AT END OF PERIOD	$ 5,495	$ 1,494

Supplemental Cash Flow Information:
Cash Paid for Interest	$ -	$ -

Supplemental Non-Cash Investing and Financing Activities:
Forgiven Note Payable in connection with the transfer of common stock	$ -	$ 72,791

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
ExploreAnywhere, Inc. (“Company”), formerly known as ExploreAnywhere Software, LLC, is a privately held corporation incorporated in the state of Nevada, United States.  Originally founded in August of 2002, the Company specializes in computer monitoring solutions for parents, corporations, and educational facilities.

On November 6, 2007, the Company filed Articles of Conversion from ExploreAnywhere Software, LLC a New Hampshire Jurisdiction to ExploreAnywhere, Inc. a Nevada Corporation.  A plan of conversion has been adopted by the constituent entity in compliance with law of the Jurisdiction governing the constituent entity.

On December 20, 2010, the Company entered into a Share Exchange Agreement with Explore Anywhere Holding Corporation (formerly known as PorFavor Corporation) a publicly traded Nevada Corporation, whereby Explore Anywhere Holding Corporation will acquire from the Shareholders all the issued and outstanding shares of ExploreAnywhere, Inc. in exchange for 2,613,750 shares of Explore Anywhere Holding Corporation’s common stock.  On February 4, 2011, the Company completed this transaction, and the Company became a wholly-owned subsidiary of Explore Anywhere Holding Corporation. Explore Anywhere Holding Corporation intends to file the Company’s last two fiscal years of audited financial statements and pro forma financial statement showing the effects of the acquisition and other information regarding the Company on a Form 8-K.  Explore Anywhere Holding Corporation signed a waiver agreeing to complete the merger while the independent audit of ExploreAnywhere, Inc. is being completed.  Management anticipates completing the audit, on schedule, by the end of March.

Business Combination
On February 4, 2011, Explore Anywhere Holding Corporation (formerly known as PorFavor Corporation), a Nevada corporation (Pink Sheets:PFVR.pk - News), completed the acquisition of the assets, including the website, intellectual property, core technologies such as IP, R&D, and customer relations, etc and assumed the liabilities from Explore Anywhere, Inc.  In connection with the acquisition, the Company issued 2.6 million shares of its common stocks, with a fair market value of $1.3 million. For details of the acquisition, please refer to Note on Business Combinations,” of Notes to Consolidated Financial Statements below.

Effective February 9, 2011, the Board of Directors elected Mr. Oliver Nelson as CEO of the Company.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Basis of Consolidation and Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the stand alone Financial Statements and the notes thereto, of PorFavor Corporation and ExploreAnywhere Inc. for the year ended December 31, 2010.

Use of Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition
For internet sale, the Company recognizes revenue upon the online distribution of products to customers.  There is no technical support or warranty associated with the sale of its online software.  If the customers have any problems with its software that cannot be easily resolved, the Company will fully refund it. For retail sale, the Company recognizes revenue upon the shipment of products to retailer and records provisions for discounts to customers based on the terms of sale in the same period in which the related sales are recorded. The Company has associated with a retailer where the Company generates more than 90% of its retail revenue in 2009.

On December 12, 2009, the board approved to discontinue the retail sales of its software products. All software products and services activities are sold online. The whole operation of the retail sales has been classified as discontinued operations, and the results of operations of this business from discontinued operations reflected in the statement of operations of our financial statements.

Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Estimated Useful Lives
Office Equipment	5-10 years
Furniture	5-7 years
Shop tools	5-7 years
Vehicles	5-10 years

 For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For book purposes, depreciation is computed under the straight-line method.

NOTE B -Goodwill and Other Intangible Assets

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.
Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of each year in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles – Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. We have one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

During the year ended March 31, 2011, management recognized that the existing core technology that the Company purchased from ExploreAnywhere, Inc. in February 2011 was not designed to be used in newly evolving  major Internet applications such as Facebook, Twitter, and others.  Moreover, its competitors have many more features than the existing software developed by ExploreAnywhere, Inc.  Also the Company's new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed..  The Company recognized a $20,000 impairment loss on acquisition-related intangible assets at ExploreAnywhere, Inc., of which the entire $20,000 was recorded under “Cost of revenues” in the Consolidated Statement of Operations for the quarter ended March 31, 2011.  Refer to Note B, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements for detail.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011\
As discussed above, goodwill acquired during the quarter ended March 31, 2011 represents the goodwill of $1.3 million related to the acquisition of the business from ExploreAnywhere, Inc., refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for detail.
During the quarter year ended March 31, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the non-competitive in the market, lack of demands, not designed for use in major Internet applications such as Facebook, Twitter and others.  Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be attributedfrom the software being currently developed by ExploreAnywhere, Inc. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011.

Based on the results of the first step of the goodwill analysis, it was determined that ExploreAnywhere, Inc.’s net book value exceeded its estimated fair value as there is only highly limited potential forfuture revenue generated from the ExploreAnywhere, Inc.’s software. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of ExploreAnywhere, Inc. and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote off the $1,276,587 million goodwill at ExploreAnywhere, Inc. and recognized a goodwill impairment charge of $1,276,587 million under “Goodwill impairment” in the Consolidated Statements of Operations for the quarter ended March 31, 2011.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments, primarily money market mutual funds, with maturities of three months or less at the time of purchase.

Accounts Receivable
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness. There is no Accounts Receivable as of March 31, 2011.
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts relating to estimated losses resulting from customers being unable to make required payments.  Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and the industries in which those customers operate.  If the financial condition of the Company’s customers were to deteriorate, resulting in their ability to make payments being impaired, additional allowances would be required.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Fair Value of Financial Instruments
Currently, the Company’s financial instruments consist principally of cash and cash equivalents and accounts payable. Pursuant to SFAS No. 157, Fair Value Measurements (“SFAS 157”), the fair value of its cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their recorded values because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions.

Inventory
Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of March 31, 2011.

Cost of Goods Sold
Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Advertising
Advertising expenses are recorded as general and administrative expenses as incurred. These expenses amounted to $6,471 as of March 31, 2011.

Research and Development
The Company capitalizes any development or programmer fees according to ASC 985-20 when the software development stage reaches the feasibility period.  When the software products are ready for sale in the market, the Company expenses the associated development or programmer fees under Research and Development reflected under the statement of operations in our financial statements.

Stockholders’ Equity
The Company had authorized three hundred Million 300,000,000 shares of common stock with a par value of $0.001 and 2,613,750 shares of common stock have been issued and total outstanding of 31,923,750 as of March 31, 2011.

Income Taxes
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Net Income (loss) per Share
Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

Recently Issued Accounting Pronouncements
In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption did not have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption did not have an impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the standards for multiple deliverable revenue arrangements to:

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

(i)
provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

(ii)
require an entity to allocate the revenue using estimated selling prices (ESP) of the deliverables if there is no vendor specific objective evidence (VSOE) or third party evidence of selling price (TPE); and

(iii)	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

This new accounting guidance became applicable to the Company beginning the first quarter of its year 2011. The Company adopted this guidance for transactions that were entered into or materially modified on or after January 1, 2011 using the prospective basis of adoption.

NOTE C - BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

PROPERTY AND EQUIPMENT, net:

The carrying values of fixed assets as of March 31, 2011 were as follows:

Office Equipment	$29,818
Furniture & Fixtures	14,365
Goodwill	1,283,414
1,327,597
Less Depreciation
Impairment of Goodwill	(1,261,414)
Accumlated Depreciation	(23,657)
Total Non Current Assets	42,526

Depreciation expense is $1,283,070 for the three months ended March 31, 2011.

NOTE D - FAIR VALUE MEASUREMENTS
The Company follows applicable accounting guidance for its fair value measurements. The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Determination of fair value
Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Assets Measured at Fair Value on a Recurring Basis
As of March 31, 2011, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2011:

(1)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

NOTE E - BUSINESS COMBINATIONS

Business Combination

On February 4, 2011, the Company acquired ExploreAnywhere, Inc., a privately-held company based in Boston, MA that designed and developed a software monitoring product (“Spybuddy”), which can be used in fourth quarter of 2011.  The acquisition of Explore is expected to expand and enhance the Company to increase the market share of the software security sector. In connection with the acquisition, the Company issued 2.6 million shares of its common stock, representing 100% of its outstanding common stock, for a total purchase price of approximately $1.3 million. The goodwill from acquisition is deductible for tax purposes. The purchase price was allocated to tangible and intangible assets and liabilities assumed, based on their estimated fair values as follows:

Tangible assets	$0
Goodwill	1,283,414
Intangible assets	20,000
Liabilities assumed	(140,295)
$1,163,119

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and ExploreAnywhere as though the companies were combined as of the beginning of year 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of acquisition- related expenses and the related tax effects as though the companies were combined as of the beginning of the year 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the year 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

	(Unaudited) Three Months Ended March 31, December

	2011	2010	2010
Total revenue	$1,796	$0		$11,682
Net loss	(1,425,752)	0		(82,862)
Basic and diluted earnings per share	(0.04)	0		(0.03)

NOTE F – INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2011 are as follows:

Deferred tax assets:	2011
Net operating loss	$1,425,752
Income tax rate	34%
484,755

Less valuation allowance	(484,755)
$ -

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the three months ended March 31, 2011, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At March 31, 2011, the Company had approximately $1,425,752 of federal and state net operating losses respectively.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the three months ended March 31, 2011 is as follows:

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

2011
U.S. Federal statutory income tax rate	34%
State tax - net of federal benefit	0%
34%

Increase in valuation allowance	(34%)
Effective tax	0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in the future.

NOTE G – RELATED PARTY TRANSACTIONS

On November 6, 2007, the Company filed Articles of Conversion from ExploreAnywhere Software, LLC, New Hampshire Jurisdiction, to ExploreAnywhere, Inc., Nevada Corporation. A plan of conversion has been adopted by the constituent entity in compliance with law of the Jurisdiction governing the constituent entity.

On December 19, 2008, Bryan Hammond, an officer of the Company, obtain American Express Gold card for operating expenses throughout years of operations.  The credit card had a balance of $270 at March 31, 2011.

NOTE H – NOTES PAYABLE

On July 6, 2007, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $50,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall originally be payable on February 6, 2009.  As of December 31, 2010, the outstanding balance with accrued interest was $63,962.  No interest was paid in the year of 2010.

On January 1, 2008, the Company has a related-party loan from Bryan Hammond, with non-interest bearing totaled $0 and $12 at December 31, 2010 and December 31, 2009, respectively, which carry over from ExploreAnywhere Software, LLC. There was no formal agreement for these unsecured advances which are due on demand.

On June 16, 2009, the Company has a related-party loan from Mark Hammond, an officer of the Company, with non-interest bearing totaled $230 at December 31, 2010 and December 31, 2009. There was no formal agreement for these unsecured advances which are due on demand.

On March 9, 2010, the Company has an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of December 31, 2010, the outstanding balance with accrued interest was $7,988.  No interest was paid in the year of 2010.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

On March 23, 2010, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of December 31, 2010, the outstanding balance with accrued interest was $26,551.  No interest was paid in the year of 2010.

On December 03, 2010, the Company has an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of December 31, 2010, the outstanding balance with accrued interest was $10,061.  No interest was paid in the year of 2010.

On December 29, 2010, the Company has an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of December 31, 2010, the outstanding balance with accrued interest was $7,503.  No interest was paid in the year of 2010.

On January 24, 2011, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on January 24, 2012.  As of March 31, 2011, the outstanding balance with accrued interest was $10,144.  No interest was paid in the year of 2011.

On January 28, 2011, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on January 28, 2012.  As of March 31, 2011, the outstanding balance with accrued interest was $25,339.  No interest was paid in the year of 2011.

On February 09, 2011, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on February 09, 2012.  As of March 31, 2011, the outstanding balance with accrued interest was $25,273.  No interest was paid in the year of 2011.

On March 17, 2011, the Company has an unsecured convertible promissory note from Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 17, 2012.  As of March 31, 2011, the outstanding balance with accrued interest was $15,046.  No interest was paid in the year of 2011.

Explore Anywhere Holding Corp., Convertible Note.

 From January to March 31, 2011 the Company has unsecured convertible promissory notes from Amalfi Coast Capital   in the total amount of $75,000 at 8% simple annual interest rate with conversion price of $.05 per share. At the time of the convertible promissory notes was issued, the stock value of the current fair market value greater than the proceeds of the convertible promissory notes.  Accordingly, we recorded a current fair market value of $0.26 per share in January 24, 2011 and $0.24 per share on March 31, 2011, which are greater than the convertible promissory note with convert option of $0.05 per share.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Conversion Rights:
Conversion of the notes is at the election of the Note holder upon the occurrence of an Event of Default. The holder of the note shall have the right at its option to convert the outstanding principal amount and all other sums payable under the Note into fully paid and non-assessable shares of Maker's common stock by dividing the principal amount under such Note surrendered for conversion by the conversion price in effect at such time. Events of Default are defined to be (1) failure to make required payments (failure by the Company to pay the principal of the Note within five (5) business days following the date when due), (2) Voluntary Bankruptcy, and (3) Involuntary Bankruptcy.

As of January 24, 2011 the fair value of the shares underlying the convertible promissory note to Explore Anywhere Holding during 2011 was estimated to be $75,000 using the Black-Scholes pricing model with a volatility of 0.00% and the following assumptions: no dividend yield, exercise price of $0.05 per share, $0.26 current price of the underlying per share as of Febuary 24, 2011and a risk-free interest rate of 0.00%. As of March 31, 2011, the fair value of the shares underlying the convertible promissory note issued to Explore Anywhere Holding was estimated to be a total of $75,000 using the Black-Scholes pricing model with a volatility of 0.00% and the following assumptions: no dividend yield, exercise price of $0.05 per share, $0.24 current price of the underlying per share, and a risk-free interest rate of 0.00%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $75,000 at the time of each issuance provided to Explore Anywhere Holding in connection with the Convertible  Note up to an including March 31, 2011. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense in the amounts of $49,140 and $6,701 for the three months ended March 31, 2011 and 2010, respectively.

NOTE I – COMMON STOCK

Following is the activity for the Company’s shares of common stock during the three months ended March 31, 2011:

	Shares
Shares outstanding January 1, 2011	262,500,000
Issued February 4, 2011	2,613,750	See note J
Issued February 9, 2011	(233,190,000)	See note J
Shares outstanding March 31, 2011	31,923,750

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

On February 04, 2011, the Company has acquired ExploreAnywhere, Inc. assets and core technologies such as IP, R&D, and customer relations, etc. and issue 2,613,750 shares of stocks to ExploreAnywhere, Inc.

On February 09, 201, the Company management director Fernando Garcia has retired 233,190,000 of stocks.

NOTE J - DISCONTINUED OPERATION

On December 12, 2009, the board approved to discontinue the retail sales of its software products. All software products and services activities are sold online. The whole operation of the retail sales has been classified as discontinued operations, and the results of operations of this business from discontinued operations reflected in the statement of operations of our financial statements.

NOTE K- GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment
The following table presents goodwill balances and the movements during the quarter ended March 31, 2011:

Balance as of December 31, 2010	$
Goodwill acquired		1,283,414

Impairment charge		(1,261,414)

Balance as of March 31, 2011		$22,000

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Goodwill and Other Intangible Assets

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.
Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of December 31 in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles – Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. We have one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

During the year ended March 31, 2011, management recognized that the existing core technology that the Company purchased from ExploreAnywhere, Inc. in February 2011 was not designed to be used in newly evolving  major Internet applications such as Facebook, Twitter, and others.. And the competitors have much more features than the existing software developed by ExploreAnywhere, Inc.  Also the new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed..  The Company recognized a $20,000 impairment loss on acquisition-related intangible assets at ExploreAnywhere, Inc., of which the entire $20,000 was recorded under “Cost of revenues” in the Consolidated Statement of Operations for the quarter ended March 31, 2011.  Refer to Note B, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements for detail.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

As discussed above, goodwill acquired during the quarter ended March 31, 2011 represents the goodwill of $1.3 million related to the acquisition of the business from ExploreAnywhere, Inc., refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for detail.
During the quarter year ended March 31, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the non-competitive in the market, lack of demands, not designed for use in major Internet applications such as Facebook, Twitter and others.  Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be attributed from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011.

Based on the results of the first step of the goodwill analysis, it was determined that ExploreAnywhere, Inc.’s net book value exceeded its estimated fair value as there is only highly limited potential for  future revenue generated from the ExploreAnywhere, Inc.’s software. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of ExploreAnywhere, Inc. and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote off the $1,281,414 million goodwill at ExploreAnywhere, Inc. and recognized a goodwill impairment charge of $1,281,414 million under “Goodwill impairment” in the Consolidated Statements of Operations for the quarter ended March 31, 2011.

The carrying values of the Company’s amortized acquired intangible assets as of the quarter ended March 31, 2011 are as follows:

	31-Mar-11
		Accumulated
		Amortization and
	Gross	Write-off	Net
Customer relationships	20,000	(20,000)	0

Total	$20,000	$(20,000)	$0

NOTE L – GOING CONCERN – please disclose the plans to help Company get out of going concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2011, the Company has incurred net operating losses of $1,425,752 respectively for the three months ended. The Company has a working capital deficit of approximately $2,736,876 at March 31, 2011.  Management expected to seek potential investors and other business opportunities from all known sources. Management’s efforts are ongoing to complete development of new software products in order to bring these products currently in development to the marketplace. Furthermore, management’s efforts are ongoing to enhance the Company’s Internet visibility towards potential customers through search engine optimization (SEO).

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

NOTE M– SUBSEQUENT EVENTS

On May 20, 2011, the Board of Directors (the “Board”) of Explore Anywhere Holding Corp., a Nevada corporation (the “Company”) received the resignation of Mr. William Corso as the Company’s Secretary and Treasurer.

 On May 24, 2011, the Board elected Mr. Oliver Nelson (age 27) was appointed as the Company’s Secretary and Treasurer. Mr. Nelson has been serving as the Company’s CEO since February 9, 2011.

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

Liquidity and Capital Resources

At March 31, 2011, we had a working capital deficit of $(319,280) (December 31, 2010: $176,599).  At March 31, 2011, our current assets consisted of cash of $5,495. This compared to our current assets as of December 31, 2010, consisting of cash of $12,643.

At March 31, 2011, our total current liabilities increased to $324,775 ($189,242 as at December 31, 2010).

Result of Operations

Comparison of the Three Months ended March 31, 2011 and March 31, 2010.

Revenue

We recognized $1,796 in revenue for the quarter ended March 31, 2011 (March 31, 2010: Nil). Cost of goods sold for the quarter ended March 31, 2010, were Nil (March 31, 2010: Nil), resulting in a gross profit of $1,796 (March 31, 2010: Nil).

Costs and Expenses

For the quarter ended March 31, 2011, operating expenses were $75,787 (Nil for the quarter ended March 31, 2010). Operating expenses for the quarter ended March 31, 2011, consisted of general and administrative expenses of $69,316 and selling expense of $6,471.

From inception to March 31, 2011, we have incurred an accumulated deficit of $(2,736, 876) (December 31, 2010: $1,311,125).

As of June 17, 2011, our cash balance is approximately $7,093.21. We expect that we have sufficient cash on hand to meet our operating needs through June 2011. We will have to raise an additional $150,000 to meet all of our operating needs for the next 12 months. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and Amendments(1)

3(ii)	Bylaws(1)

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Exhibits filed with the registrant’s registration statement on Form SB-2, filed with the Securities and Exchange Commission on January 17, 2008, file number 333-148732.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of June, 2011.

EXPLORE ANYWHERE HOLDING CORP.

Date:  June 17, 2011                                                          /s/ Bryan Hammond
BRYAN HAMMOND
CEO and Member of the Board of Directors
(Principal Executive Officer)

Date:  June 17, 2011                                                          /s/ Khris Thetsy
KHRIS THETSY
CFO (Principal Financial and Principal
Accounting Officer)