Form 10-K/A
period 2010-12-31
EXPLORE ANYWHERE HOLDING CORP
filed 2011-06-22
CIK 1424328

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

On December 20, 2010, Explore and its shareholders entered into a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of Explore from its shareholders in exchange for 2,613,750 shares of the Company's common stock (the “Share Exchange”). On February 4, 2011, the Company, Explore and Explore’s shareholders closed the Share Exchange and Explore is now a w holly-owned subsidiary of the Company. The Company is presently continuing the development of the technology and software initiated by Explore.

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

(c) Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock.  In addition, we currently have no plans to pay such dividends.  However, even if we wish to pay dividends, we may be restricted from distributing dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient dividend distributions from and of ExploreAnywhere, Inc. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.  See “Risk Factors.”

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

Pursuant to Rule 131-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), we carried out an evaluation, with the participation of our management, including the President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act were effective as of the end of the period covered by this annual report.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

[Missing Graphic Reference]

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2007	262,500,000	$262,500	$190,842	$(771,243)	$(317,901)

Net income for the year ended December 31, 2008				9,101	9,101
Balance, December 31, 2008	262,500,000	262,500	190,842	(762,142)	(308,800)
Debt extinguishment in connection to the sale of shares			281,575		281,575
Net loss for the year ended December 31, 2009				(44,572)	(44,572)
Balance, December 31, 2009 (Restated)	262,500,000	$262,500	$472,417	$(806,714)	$(71,797)
Debt extinguishment in connection to the sale of shares			73,291		73,291
Net loss for the year ended December 31, 2010				(15,616)	(15,616)
Balance, December 31, 2010 (Restated)	262,500,000	$262,500	$545,708	$(822,330)	$(14,122)

F-5
See accompanying notes to financial statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officer

The following persons are our executive officers and directors as of March 1, 2011 and hold the positions set forth opposite their respective names.

Name                                Age                      Position

Oliver Nelson                                           27                      Chief Executive Officer

Bryan Hammond                                26                      President and Chairman of the Board

Khris Thetsey                                           38                      Chief Financial Officer

William Corso                                           27                      Secretary/Treasurer and Director

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Sam Kan & Company, during the years ended December 31, 2010 and 2009, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2010, was $8,000 and $8,000, respectively.

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

EXPLORE ANYWHERE HOLDING CORP.

Date: March                      , 2011           By: /s/ Bryan Hammond
Name: Bryan Hammond
Title: Chairman of the Board/President, principal executive officer

Date: March                                , 2011           By: /s/ Khris Thetsy
Name: Khris Thetsy
Title: Chief Financial Officer, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bryan Hammond
Name and Title: Bryan Hammond, Chairman of the Board and President
Date: March                      , 2011

By: /s/ Oliver Nelson
Name and Title: Oliver Nelson, Chief Executive Officer
Date: March                      , 2011

By: /s/ William Corso
Name and Title: William Corso, Secretary/Treasurer and Member of the Board of Directors
Date: March                      , 2011