Form 10-K/A
period 2010-12-31
EXPLORE ANYWHERE HOLDING CORP
filed 2011-06-22
CIK 1424328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1
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

ITEM 9B.                      Other Information

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officer

The following persons are our executive officers and directors as of March 1, 2011 and hold the positions set forth opposite their respective names.

Name	Age	Position

Oliver Nelson	27	Chief Executive Officer

Bryan Hammond	26	President and Chairman of the Boar

Kris Thetsey	38	Chief Financial Officer

William Corso	27	Secretary Treasurer and Director

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)

Oliver Nelson -	500,000	1.5%
Chief Executive Officer

Bryan Hammond -	2,500,000	7.8%
President/Chairman of the Board

Khris Thetsey –	-0-	-0-
Chief Financial Officer

William Corso –	11,500,000	36.0%
Secretary/Treasurer and Director

All officers and directors	14,500,000	45.4%
as a group (3 individuals)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of June 2011.

EXPLORE ANYWHERE HOLDING CORP.

Date: June 21, 2011           By: /s/ Bryan Hammond
Name: Bryan Hammond
Title: Chairman of the Board/President, principal executive officer

Date: June 21, 2011           By: /s/ Khris Thetsy
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
Date: June 21, 2011

By: /s/ Oliver Nelson
Name and Title: Oliver Nelson, Chief Executive Officer
Date: June 21, 2011

By: /s/ William Corso
Name and Title: William Corso, Secretary/Treasurer and Member of the Board of Directors
Date: June 21, 2011

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

As discussed in Note H to the financial statements, the Company changed the manner in which it accounts for the debt extinguishment in connection to the sale of shares from Boyd V. Applegate to Fernando Garcia as of December 31, 2010 and December 31, 2009.

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

/s/ Sam Kan & Company
__________________________
Sam Kan & Company,
April 25, 2011
Alameda, California

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

	December 31,	December 31,
	2010 (restated)	2009 (restated)
ASSETS

Current Assets
Cash	$ -	$ 1,494
Total Current Assets	-	1,494

Non Current Assets
Plant, Property, and Equipment, Net	-	-
Total Non Current Assets	-	-

Total Assets	$ -	$ 1,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet Liabilities
Accounts Payable	$ 2,022	$ -
Note Payable		72,791
Loan from Shareholder	12,100	500
Total Current Liabilities	14,122	73,291

Total Liabilities	14,122	73,291

Stockholders' Equity (deficit)
Common stock, $.001 par value; 300,000,000 shares authorized, 262,500,000 shares issued and outstanding	$ 262,500	$ 262,500
Additional Paid In Capital	545,708	472,417
Accumulated Deficits	(822,330)	(806,714)
Total Stockholders' Deficit	(14,122)	(71,797)

Total Liabilities and Stockholders' Deficit	$ -	$ 1,494

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

			Cumulative Since
			Reentering
	For The Year Ended December 31,		Development Stage
	2010	2009	1/1/2010 - 12/31/2010
	(Restated)	(Restated)

Income
Revenues	$ -	$ 271,839	$ -
Total Income	-	271,839	-

Cost of good sold	-	230,068

Gross Margin	-	41,771	-

Operating Expenses
General and administrative	15,616	50,839	15,616
Selling expense	-	33,892	-
Total operating expenses	15,616	84,731	15,616

Total operating income / (loss)	(15,616)	(42,960)	(15,616)

Other income (expense)
Interest expense	-	(1,612)	-
Total other income / (loss)	-	(1,612)	-

Net income / (loss)	(15,616)	(44,572)	(15,616)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding	262,500,000	262,500,000	262,500,000

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

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,		Cumulative Since Reentering Development Stage 1/1/2010 to 12/31/2010
	2010	2009
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,616)	$ (44,572)	$ (15,616)
Adjustments to reconcile net income to net cash used by operating activities:
Allowance for bad debts	-	4,075
Depreciation	-	1,760	-
Disposal of equipment for loan repayment	-	4,059	-
Chages in operating aseets and liabilities:
Account receivables	-	1,300	-
Account payable	2,022	-	2,022
Note payable	-	72,791	-
Net Cash Provided (Used) By Operating Activities	(13,594)	39,413	(13,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from shareholder	12,100	-	12,100
Loan repayment to shareholder	-	(74,850)	-
Net Cash (Used) By Financing Activities	12,100	(74,850)	12,100

Net Increase (Decrease) in Cash	(1,494)	(35,437)	(1,494)

CASH AT BEGINNING OF PERIOD	1,494	36,931	1,494

CASH AT END OF PERIOD	$ -	$ 1,494	$ -

Supplemental Cash Flow Information:
Cash Paid for Interest	$ -	$ 1,612	$ -

Supplemental Non-Cash Investing and Financing Activities:
Disposal of equipment for loan repayment	$ -	$ 4,059	$ -
Forgiven of liabilities in connection with the transfer of common stocks	$ 73,291	$ 281,575	$ 73,291

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

The advance from shareholder at December 31, 2009 before the adjustment was $235,634. Since the board approved to cease the business operation, the president and major shareholder took all the property and equipment with the net value of $4,059 for loan repayment. This reduced the advance from shareholder to $281,575 with the line of credit of $50,000 to the bank. On December 31, 2009, the president sold all of his shares to Jose F. Garcia who personally assumed the whole amount of the loan from shareholder of $281,575, so that the Company did not owe anything to the former president, Boyd Applegate, at December 31, 2009. As part of the sale, Boyd V. Applegate waived all the debt of $281,575. Accordingly, the loan forgiven was recorded as increase of Additional-Paid-In-Capital at December 31, 2009.

NOTE F – NOTES PAYABLE

On January 1, 2010, Boyd V. Applegate waived non-interest bearing advances in an amount of $72,791 as part of the sale; as such, there was no outstanding note payable as of December 31, 2010. Accordingly, the loan forgiven was recorded as increase of Additional-Paid-In-Capital at December 31, 2010.

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

NOTE H – Restatement

The Company’s balance sheets at December 31, 2010 and 2009, the statement of operations, statements of change in stockholders’ equity and statements of cash flows for the years then ended have been restated to reflect the debt extinguishment in connection to the sale of shares from Boyd V. Applegate to Fernando Garcia. This resulted in the increase of Additional-Paid-In-Capital while these transactions were recorded incorrectly as other income originally. The effects of the restatement are as follows:

2010
	Originally Reported	Restated	Change
Balance sheets at December 31, 2010
Additional Paid In Capital	190,842	545,708	354,866
Accumulated Deficits	(467,464)	(822,330)	(354,866)

Statement of Operation for the year ended December 31, 2010
Other income	73,291	-	(73,291)
Net Income / (loss)	57,675	(15,616)	(73,291)
Weighted average number of shares outstanding	-

Statement of changes in stockholders' equity (deficit)
Additional Paid In Capital	190,842	547,708	356,866
Accumulated Deficits	(467,464)	(822,330)	(354,866)

Statements of Cash Flow for the year ended December 31, 2010
Loan forgiven by shareholder	73,291	-	(73,291)

2009
	Originally Reported	Restated	Change
Balance sheets at December 31, 2009
Additional Paid In Capital	190,842	472,417	281,575
Accumulated Deficits	(525,139)	(806,714)	(281,575)

Statements of Operation for the year ended December 31, 2009
Other income	(281,575)	-	281,575
Net Income / (loss)	237,003	(44,572)	(281,575)
Net Income / (loss) per share	-	-	-

Statement of changes in stockholders' equity (deficit)
Additional Paid In Capital	190,842	472,417	281,575
Accumulated Deficits	(523,139)	(806,714)	(283,575)

Statements of Cash Flow for the year ended December 31, 2009
Loan forgiven by shareholder	(281,575)	-	281,575

NOTE I – SUBSEQUENT EVENTS

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

Effective February 9, 2011, the Board elected Mr. Oliver Nelson as CEO of the Company.

On December 20, 2010, the Company entered into a Share Exchange Agreement with Explore Anywhere Inc., ("Explore") a private Nevada corporation and Explore's shareholders, whereby the Company issued an aggregate of 2,613,750 shares of common stock in exchange for all of the issued and outstanding shares of Explore. In connection to this transaction, the largest shareholder and other shareholders of the Company cancelled a totaled of  233,190,000 shares of the Company's common stock and the rest of his shares of 15,185,000 were given to the management of Explore. At the result of these transactions, the original major shareholder remained 1,000,000 shares and lost the controllership of the Company. On the other hand, the shareholders and management of Explore now own more than 50% of the shares of the Company after these transactions.

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