Form 10-Q/A
period 2011-03-31
EXPLORE ANYWHERE HOLDING CORP
filed 2011-07-01
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLORE ANYWHERE HOLDING CORPORATION

A DEVELOPMENT STAGE COMPANY

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

Page(s)

Index	2

Balance Sheets	3

Statement of Operations	4

Statements of Cash Flows	5

Notes to the Financial Statements	6-23

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
UNAUDITED

	Explore Anywhere Holding Corp. (Audited)	Explore Anywhere Holding Corp. Consolidated (Unaudited)

	December 31,	March 31,
	2010	2011
ASSETS

Current assets
Cash and cash equivalents	$ -	$ 5,495
Total current assets	-	5,495

Non Current Assets
Office Equipment	-	29,818
Furniture and Fixtures	-	14,365
Acquisition-related intangible assets	-	20,000
Goodwill	-	1,321,884
	-	1,386,067

Less Adjustments and Depreciation
Impairment of intangible assets	-	(20,000)
Impairment of Goodwill	-	(1,299,884)
Accumulated Depreciation	-	(23,657)
	-	(1,343,541)

Total Non-Current Assets	-	42,526

Total assets	$ -	$ 48,021

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 2,022	$ 49,011
Accrued Interest	-	28,804
Convertible Note payable	-	75,000
Warrant Liabilities	-	48,165
Loan from outside lenders	-	100,000
Loan from shareholders	12,100	230
Total liabilities (all current)	14,122	301,210

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 300,000,000 shares authorized, 31,923,750 shares issued and outstanding at March 31, 2011, 262,500,000 shares issued and outstanding at December 31, 2010	$ 262,500	$ 31,924

Additional paid-in capital	545,708	1,991,996

Accumulated deficit	(822,330)	(2,277,109)

Total stockholders' deficit	(14,122)	(253,189)

Total liabilities and stockholders' deficit	$ -	$ 48,021

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 3 MONTHS ENDED MARCH 31, 2011 AND YEAR ENDED DECEMBER 31, 2010

UNAUDITED

	Explore Anywhere Holding Corp. (Audited)	Explore Anywhere Holding Corp. Consolidated (Unaudited)

	The Year Ended	3 Months Ended
	December 31, 2010	March 31, 2011
Income
Revenues	-	1,796
Total Income	-	1,796
Cost of Sales	-	-
Total Cost of Sales	-	-
Gross Margin	-	1,796

Operating Expenses
General and administrative	15,616	69,316
Impairment loss on acquisition related intangible assets	-	20,000
Impairment loss on goodwill		1,299,884
Total general and administrative	15,616	1,389,200

Selling expense	-	6,471
Total Operating Expenses	15,616	1,395,671

Total Operating Income / (Loss)	(15,616)	(1,393,875)

Interest expense	-	(60,904)
Total other income / expense	-	(60,904)

Net Income / (Loss)	$ (15,616)	$ (1,454,778)

Net Income (Loss) Per Share	$ (0.00)	$ (0.01)

Weighted Average Number of Shares Outstanding	262,500,000	131,985,333

See accompanying notes to financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 3 MONTHS ENDED MARCH 31, 2011 AND YEAR ENDED DECEMBER 31, 2010
UNAUDITED

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ (1,454,778)	$ -
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,657	-
Impairment loss on goodwill	1,299,884	-
Impairment loss on acquisition related intangible assets	20,000	-
Fair value of common stock warrants	48,165	-
Changes in operating assets and liabilities:
Accounts payable	8,584	-
Accrued expense and other liabilities	(11,220)	-
Accrued Interest	12,739	-
Net Cash Used By Operating Activities	(74,970)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided (Used) By Investing Activities
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	75,000	-
Repayment of promissory notes	(12,130)	-
Repayment of shareholders loan	(35,000)	-
Issuance of common stocks	52,595	-
Net Cash Provided By Financing Activities	80,465	-

Net Increase (Decrease) in Cash and cash equivalents	5,496	-

CASH AT BEGINNING OF PERIOD	-	1,494

CASH AT END OF PERIOD	$ 5,496	$ 1,494

Supplemental Cash Flow Information:
Cash Paid for Interest	$ -	$ -

Supplemental Non-Cash Investing and Financing Activities:
Forgiven Note Payable in connection with the transfer of common stock	$ -	$ 72,791

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

Business Combination
On February 4, 2011, Explore Anywhere Holding Corporation (formerly known as PorFavor Corporation), a Nevada corporation (Pink Sheets:PFVR.pk - News), completed the acquisition of the assets, including the website, intellectual property, core technologies such as IP, R&D, and customer relations, etc and assumed the liabilities from Explore Anywhere, Inc.  In connection with the acquisition, the Company issued 2,613,750 shares of its common stock, with a fair market value of $1,163119. For details of the acquisition refer to Note E on “Business Combinations,” of Notes to Consolidated Financial Statements below for detail.

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

Goodwill and acquisition related intangible assets

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents and the expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
During the year that ended March 31, 2011, management recognized that the existing core technology that the Company purchased from ExploreAnywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. Moreover, its competitors have many more features than the existing software developed by ExploreAnywhere, Inc.  Also, the Company’s new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed.  The Company recognized a $20,000 “Impairment loss on acquisition-related intangible assets” at ExploreAnywhere, Inc., under Selling, general and administrative in the Consolidated Statement of Operations for the quarter that ended March 31, 2011.  Refer to Note J, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements for details.

Goodwill acquired during the quarter that ended March 31, 2011 represents the goodwill of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for details.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of each year in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles–Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. The Company has one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

During the quarter year that ended March 31, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only the nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demand, and its lack of design for use in major Internet applications such as Facebook, Twitterand others.  Furthermore, management recognized that no future value or revenue is certain or can be guaranteed to be gained from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011.  Based on the results of the first step of the goodwill analysis, it was determined that ExploreAnywhere, Inc.’s net book value exceeded its estimated fair value as there is only highly limited potential for future revenue generated from the ExploreAnywhere, Inc.’s software. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of ExploreAnywhere, Inc. and the sum of the fair value of the identified net assets result in the residual value of goodwill. The results of step two of the goodwill analysis indicated that only $22,000 implied value attributable to goodwill and accordingly, the Company recognized a $1,299,884 “Impairment Loss on Goodwill” under General and Administrative in the Consolidated Statements of Operations for the quarter ended March 31, 2011.  Refer to Note J “Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements for details.

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

Fair Value of Financial Instruments
Currently, the Company’s financial instruments consist principally of cash and cash equivalents and accounts payable. Pursuant to ASC 820, Fair Value Measurements (“ASC 820”), the fair value of its cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their recorded values because of their nature and respective maturity dates or durations.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
Advertising
Advertising expenses are recorded as general and administrative expenses as incurred. These expenses amounted to $6,471 for the quarter ended March 31, 2011.

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

Stockholders’ Equity
The Company had authorized three hundred Million 300,000,000 shares of common stock with a par value of $0.001 and 31,923,750 shares of common stock have been issued and total outstanding as of March 31, 2011. See Note I, “Common Stock” of Notes to Consolidated Financial Statements for detail.

Warrants Liabilities
The Company has issued warrants to purchase shares of its common stock in connection with convertible notes. The Company records a debt discount related to the warrants upon issuance, and amortizes this debt discount over the life of the notes. In addition, the Company remeasures the warrants at each reporting period to record their fair value.  See Note H, “Notes Payable” of Notes to Consolidated Financial Statements for detail.

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

Reclassifications
Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net loss.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
NOTE C - BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

PROPERTY AND EQUIPMENT, net:

The carrying values of fixed assets as of March 31, 2011 were as follows:

Office Equipment	$29,818
Furniture and Fixtures	14,365
44,183

Less Adjustments and Depreciation
Accumulated Depreciation	(23,657)
(20,526)

Depreciation expense is $1, 657 for the three months ended March 31, 2011.

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

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data substantially for the full term of the assets or liabilities.

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

As of March 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash (1)	$5,495	$ 5,495

(1)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

(1)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the three months ended that March 31, 2011 and concluded that there were no material impairment charges during each of these periods.

NOTE E - BUSINESS COMBINATIONS

Business Combination

On February 4, 2011, the Company acquired ExploreAnywhere, Inc., a privately-held company based in Boston, MA that designed and developed a software monitoring product (“Spybuddy”), which can be used in the fourth quarter of 2011.  The acquisition of Explore is expected to expand and enhance the Company to increase the market share of the software security sector. In connection with the acquisition, the Company issued 2,613,750 shares of its common stock at $0.445, representing 100% of its outstanding common stock, for a total purchase price of approximately $1,163,120. The goodwill from the acquisition is deductible for tax purposes. The purchase price was allocated to tangible and intangible assets and liabilities assumed, based on their estimated fair values as follows:

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011

Tangible assets	$22,183
Goodwill	1,321,884
Intangible assets	20,000
Liabilities assumed	(200,947)

$1,163,120

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and ExploreAnywhere as though the companies were combined as of the beginning of year 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of acquisition-related expenses and the related tax effects as though the companies were combined as of the beginning of the year 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the year 2011.

	(Unaudited)
	Three Months Ended
	March 31
	2011	2010
Total revenue	$1,796	0
Net loss	(1454,778)	0
Basic and diluted earnings per share	(0.01)	0

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2011 are as follows:

Deferred tax assets:	2011
Net operating loss	$1,454,778
Income tax rate	34%
494,624

Less valuation allowance	(494,624)
$ -

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the three months ended March 31, 2011, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At March 31, 2011, the Company had approximately $1,454,778 of federal and state net operating losses respectively.

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

On June 16, 2009, the Company has a related-party loan from Mark Hammond, an officer of the Company, with non-interest bearing totaled $230 as of March 31, 2011 and December 31, 2010. There was no formal agreement for these unsecured advances which are due on demand.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
NOTE H – NOTES PAYABLE

On July 6, 2007, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $50,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall originally be payable on February 6, 2009.  As of March 31, 2011, the outstanding balance with accrued interest was $70,910.  No interest was paid as of March 31, 2011.

On March 9, 2010, the Company has an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of March 31, 2011, the outstanding balance with accrued interest was $7,648.  No interest was paid as of March 31, 2011.

On March 23, 2010, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of March 31, 2011, the outstanding balance with accrued interest was $25,493.  No interest was paid as of March 31, 2011.

On December 3, 2010, the Company has an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of March 31, 2011, the outstanding balance with accrued interest was $10, 197.  No interest was paid as of March 31, 2011.

On December 29, 2010, the Company has an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of March 31, 2011, the outstanding balance with accrued interest was $7, 648.  No interest was paid as of March 31, 2011

On January 24, 2011, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on January 24, 2012.  As of March 31, 2011, the outstanding balance with accrued interest was $10, 145.  No interest was paid as of March 31, 2011.

On January 28, 2011, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on January 28, 2012.  As of March 31, 2011, the outstanding balance with accrued interest was $25, 340.  No interest was paid as of March 31, 2011.

On February 9, 2011, the Company has an unsecured convertible promissory note from Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on February 09, 2012.  As of March 31, 2011, the outstanding balance with accrued interest was $25, 274.  No interest was paid as of March 31, 2011.

On March 17, 2011, the Company has an unsecured convertible promissory note from Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 17, 2012.  As of March 31, 2011, the outstanding balance with accrued interest was $15, 046.  No interest was paid as of March 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
Explore Anywhere Holding Corp., Convertible Note.

 On January 24, 2011, the Company had unsecured convertible promissory notes from Amalfi Coast Capital in the total amount of $75,000 at 8% simple annual interest rate with a conversion price of $.05 per share.  At the time the convertible promissory notes were issued, the stock value of the current fair market valued greater than the proceeds of the convertible promissory notes.  Accordingly, we recorded a current fair market value of $0.26 per share in January 24, 2011 and $0.24 per share on March 31, 2011, which are greater than the convertible promissory note with a conversion option of $0.05 per share.

Conversion Rights:
Conversion of the notes is at the election of the Note holder upon the occurrence of an Event of Default. The holder of the note shall have the option to convert the outstanding principal amount and all other sums payable under the Note into fully paid and non-assessable shares of Maker's common stock by dividing the principal amount under such Note surrendered for conversion by the conversion price in effect at such time. Events of Default are defined to be (1) failure to make required payments (failure by the Company to pay the principal of the Note within five (5) business days following the date when due), (2) Voluntary Bankruptcy, and (3) Involuntary Bankruptcy.

As of January 24, 2011 the fair value of the shares underlying the convertible promissory note to Explore Anywhere Holding during 2011 was estimated to be $75,000 using the Black-Scholes pricing model with a volatility of 0.00% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.26 current price of the underlying per share as of February 24, 2011, and a risk-free interest rate of 0.00%. As of March 31, 2011, the fair value of the shares underlying the convertible promissory note issued to Explore Anywhere Holding was estimated to be a total of $75,000 using the Black-Scholes pricing model with a volatility of 0.00% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.24 current price of the underlying per share, and a risk-free interest rate of 0.00%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and the value of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $75,000 at the time of each issuance provided to ExploreAnywhere Holding in connection with the Convertible Note up to and including March 31, 2011. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense in the amounts of $48,165 and $0 for the three months that ended March 31, 2011 and 2010, respectively.

The following is the summary of the notes payable with related accrued interest as of 3/31/2011:

Adjusted	Date of Note	Interest Rate	2011 Interest	Balance	Materiality Date
50,000.00	07/06/07	8%	10,947.95	70,909.59	2/6/2009
7,500.00	03/09/10	8%	147.95	7,647.95	3/31/2011
25,000.00	03/23/10	8%	493.15	25,493.15	3/23/2011
10,000.00	12/03/10	8%	197.26	10,197.26	3/31/2011
7,500.00	12/29/10	8%	147.95	7,647.95	3/31/2011
10,000.00	01/24/11	8%	144.66	10,144.66	1/24/2012
25,000.00	01/28/11	8%	339.73	25,339.73	1/28/2012
25,000.00	02/09/11	8%	273.97	25,273.97	2/9/2012
15,000.00	03/17/11	8%	46.03	15,046.03	3/17/2012

$ 175,000.00			$ 12,738.63	$ 197,700.27

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
NOTE I – COMMON STOCK

Following is the activity for the Company’s shares of common stock during the three months ended March 31, 2011:

Shares
Shares outstanding January 1, 2011	262,500,000
Issued February 4, 2011	2,613,750
Retired February 9, 2011	(233,190,000)
Shares outstanding March 31, 2011	31,923,750

On February 04, 2011, the Company has acquired ExploreAnywhere, Inc. assets and core technologies such as IP, R&D, and customer relations, etc. and issue 2,613,750 shares of stock to Explore Anywhere, Inc, refer to NOTE E ”Business Combination” above for detail.  On February 09, 2011, Fernando Garcia, Director, has retired 233,190,000 of its common stock.

NOTE J- GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment
The following table presents goodwill balances and the movements during the quarter ended March 31, 2011:

Balance as of December 31, 2010	$
Goodwill acquired		1,321,884

Impairment charge		(1,299,884)

Balance as of March 31, 2011		$22,000

As discussed above, goodwill acquired during the quarter ended March 31, 2011 represents the goodwill of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for details.

During the quarter year that ended March 31, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demands, lack of design for use in major Internet applications such as Facebook, Twitter and others.  Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be acquired from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
Goodwill is measured and tested for impairment on an annual basis in the fourth quarter in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles–Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. We have one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

Based on the results of the first step of the goodwill analysis, it was determined that ExploreAnywhere, Inc.’s net book value exceeded its estimated fair value as there is only highly limited potential for  future revenue generated from the ExploreAnywhere, Inc.’s software. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of ExploreAnywhere, Inc. and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be only $22,000 implied value attributable to goodwill and accordingly, the Company recognized a goodwill impairment charge of $1,299,884 under “Impairment loss on goodwill” under selling, general and administrative expenses in the Consolidated Statements of Operations for the quarter ended March 31, 2011.

Acquisition related intangible assets

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

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The Company estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.

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

During the year ended March 31, 2011, management recognized that the existing core technology that the Company purchased from Explore Anywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. And the competitors have much more features than the existing software developed by Explore Anywhere, Inc.  Also the new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed. The Company recognized a $20,000 “Impairment loss on acquisition-related intangible assets” at Explore Anywhere, Inc., under “Selling, general and administrative” in the Consolidated Statement of Operations for the quarter that ended March 31, 2011.

NOTE K – SEGMENT INFORMATION

The Company is organized as, and operates in, one reportable segment: the development and sale of specialty respiratory products. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

The following presents total revenue by geographic region for the three month periods ended March 31, 2011, and for the year ended December 31, 2010:
	Three Months Ended March 31,	Year Ended December 31,
	2011	2010
Revenues:
United States - product sales	$1,796	$0
Total revenues	$1,796	$0

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011
NOTE L – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2011, the Company has incurred net operating losses of $1,454,778 respectively for the three months that ended. The Company has a working capital deficit of approximately $253,189 as of March 31, 2011.

During the next 12 months, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing, making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

The Company has a series of plans to mitigate the going concern:

Management expected to seek potential investors and other business opportunities from all known sources. Management’s efforts are ongoing to complete the development of new software products in order to bring these products currently in development to the marketplace.

Furthermore, management’s efforts are ongoing to enhance the Company’s Internet visibility towards potential customers through search engine optimization (SEO).

Legal Proceedings
The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the three months that ended March 31, 2011.

Indemnification
Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s services. Exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded.

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

Liquidity and Capital Resources

At March 31, 2011, we had a working capital deficit of $(295,715) (December 31, 2010: $14,122).  At March 31, 2011, our current assets consisted of cash of $5,495. This compared to our current assets as of December 31, 2010, consisting of cash of Nil.

At March 31, 2011, our total current liabilities increased to $301,210 ($14,122 as at December 31, 2010).

Result of Operations

Comparison of the Three Months ended March 31, 2011 and March 31, 2010.

Revenue

We recognized $1,796 in revenue for the quarter ended March 31, 2011 (March 31, 2010: Nil). Cost of goods sold for the quarter ended March 31, 2010, were Nil (March 31, 2010: Nil), resulting in a gross profit of $1,796 (March 31, 2010: Nil).

Costs and Expenses

For the quarter ended March 31, 2011, operating expenses were $1,395,671 ($15,616 for the quarter ended March 31, 2010). Operating expenses for the quarter ended March 31, 2011, consisted of impairment loss on goodwill of $1,229,884, general and administrative expenses of $69,316 and selling expense of $6,471 and impairment loss on acquisition related intangible assets of $20,000.

From inception to March 31, 2011, we have incurred an accumulated deficit of $(2,736, 876) (December 31, 2010: $14,122).

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

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.                      Document Description

3(i)                     Articles of Incorporation and Amendments(1)

3(ii)                     Bylaws(1)

31.1                     Section 302 Certification – President and principal executive officer.

31.2                     Section 302 Certification – CFO, principal financial officer and principal accounting officer.

32.1                     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and principal executive officer.

32.2                     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO, principal financial officer and principal accounting officer.

(1) Incorporated by reference to the Exhibits filed with the registrant’s registration statement on Form SB-2, filed with the Securities and Exchange Commission on January 17, 2008, file number 333-148732.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated.

EXPLORE ANYWHERE HOLDING CORP.

Date:  July 1, 2011
BRYAN HAMMOND
CEO and Member of the Board of Directors
(Principal Executive Officer)

Date:  July 1, 2011
KHRIS THETSY
CFO (Principal Financial and Principal
Accounting Officer)