Form 10-K/A
period 2010-12-31
EXPLORE ANYWHERE HOLDING CORP
filed 2011-10-21
CIK 1424328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 001-33933

                         EXPLORE ANYWHERE HOLDING CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                               88-0319470
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

6150 West 200 So., #3, Wabash, Indiana                             469992
(Address of principal executive offices)                          (Zip Code)

                                  877.539.5644
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
     None                                               None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                 (Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act Yes [ ] No [X]

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Net revenues for our most recent fiscal year: $0.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter (June 30, 2010): $0.15. b) The number of outstanding shares, not including shares held by affiliates (officers, directors and 10% shareholders) as of June 30, 2010 is 875,000. This number of outstanding shares by non-affiliates does not reflect the effect of the 15:1 forward split that the Issuer effected on November 10, 2010.

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

Transitional Small Business Disclosure Format (Check Yes [X] No[ ]

                                TABLE OF CONTENTS

PART I
Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          5
Item 1B. Unresolved Staff Comments                                            10
Item 2.  Properties                                                           10
Item 3.  Legal Proceedings                                                    10
Item 4.  (Removed and Reserved)                                               10

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            10
Item 6.  Selected Financial Data                                              12
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           13
Item 8.  Financial Statements and Supplementary Data                          13
Item 9.  Change in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             13
Item 9A. Controls And Procedures                                              13
Item 9B. Other Information                                                    13

PART III
Item 10. Directors, Executive Officers, and Corporate Governance              14
Item 11. Executive Compensation                                               16
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      16
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         17
Item 14. Principal Accountant Fees and Services                               17

PART IV
Item 15. Exhibits and Financial Statement Schedules                           17

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

GENERAL OVERVIEW

Our company's name is Explore Anywhere Holding Corp. The company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, we filed Articles of Amendment to the company's Articles of Incorporation with the Nevada Secretary of State to change its name from Jubilee Trading Corp. to PorFavor Corp. On November 10, 2010, we changed the company's name to Explore Anywhere Holding Corp.

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

ExploreAnywhere is in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities. Our company's business is more fully described below.

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

On December 20, 2010, Explore and its shareholders entered into a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of Explore from its shareholders in exchange for 2,613,750 shares of the Company's common stock (the "Share Exchange"). On February 4, 2011, the Company, Explore and Explore's shareholders closed the Share Exchange and Explore is now a w holly-owned subsidiary of the Company. The Company is presently continuing the development of the technology and software initiated by Explore.

BUSINESS

PRINCIPAL PRODUCTS

Explore is in the business of selling computer monitoring software and hardware products. One of its products has been designed and developed by the company. With regard to its remaining products, Explore acts as either an affiliated re-seller or rebrands products from outside suppliers.

Explore currently sells one computer software monitoring product ("Spybuddy") of which its management designed and developed in conjunction with an outside contract software engineer. The product "Spybuddy" has historically represented the majority of its sales, efforts remain ongoing to continue to support and develop this product. Explore acts as an affiliate re-seller of two similar products "Mobile Spy" and "Sniper Spy." At present these products are offered for sale on Explore's website, however there are no long term plans to promote or further develop these products. These products have not and do not represent a significant percentage of past or current company revenue. We may discontinue the sale of these products at any time in order to dedicate website space to support company owned product lines. Furthermore, the company has historically and currently offers a hardware keylogger. This product is re-branded by the company as "Keylogger HRD 2010," the company does not design or manufacture this product. The company sources the product from a third party. The company does not currently maintain inventory of this product, and long term decisions regarding future development of this product line have yet to be determined. Explore sells its products through its website and through various third party affiliate channels. The company does not presently sell within any physical retail stores. Explore, Inc. has a goal to continue development of the existing "Spybuddy" product line and to develop further company owned products for application within the monitoring software market.

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

COMPETITIVE BUSINESS CONDITIONS

The computer monitoring industry continues to show consistent and substantial growth. Explore operates in this market and believes it will be able to expand into the worldwide marketplace. The market consists of multiple opportunities including Corporate Professional and IT Department employee monitoring, small business employee monitoring, parental control/child monitoring, educational organizations, and numerous other avenues which Explore plans to develop during expansion. The computer monitoring market is made up of many companies. SpectorSoft, Corp., founded in 1998, is an example of one of the largest competitors within the computer monitoring industry. According to Inc.com's "Inc.5000 list", latest available data illustrates that SpectorSoft experienced revenues of $13 million in 2006 with revenues growing to $16.8 million in 2009.

Explore will use multiple strategies in its attempt to gain a competitive edge. Mainly, as a public entity, Explore's increased funding potential may open opportunities for aggressive marketing campaigns, and the ability to offer an ever expanding and innovative product line.

Furthermore, Explore's Internet visibility remains somewhat viable; in spite of the current lack in advertising funds Explore's website still receives approximately 2,500 unique Internet visitors per month. This evidences that Explore, despite limited financial resources, has maintained limited but viable Internet visibility. Explore is determined to further this Internet visibility and believes that with sufficient funding our internet visibility, presence and customer base may significantly increase.

- EMPLOYEE MONITORING

As corporations, regardless of what industry, continually become more "connected" through Internet and networking technologies their exposure to the risks of employee inefficient time use, leakage of trade secrets (purposeful or inadvertent), or the violation of laws will likely only increase. Today, many corporations in response to the above risks take steps not only to block Internet content, but to also monitor employee Internet activities. A recent article on Computerworld.com EMPLOYEE MONITORING: WHEN IT IS ASKED TO SPY suggests that monitoring activities carried out by corporate IT managers may represent 20% of the IT manager's time.

Explore's management believes that Explore's products may be an effective aid for corporate IT managers in monitoring employee Internet activity.

- PARENTAL CONTROL AND CHILD MONITORING

Parents must continually question "What are kids really up to on the computer?" Explore's management believes that Explore has the ability, experience and tools necessary to aide parents in monitoring their children's Internet activities.

The Internet today poses many challenges for today's concerned parent:

Online child sexual predators are an unfortunate and persistent issue. The tragic occurrence of their exploits has been widely publicized by the media, especially television programs such as DATELINE NBC, have brought awareness of these dangers to many American households.

Furthermore, in addition to the dangers posed by adults on the Internet, parents today face the growing threat of "cyberbullying" whereby other children extend face-to-face bullying to e-mail, Internet chat rooms, and social networking websites. Current research by the Cyber Bullying Research Center (www. cyberbullying.us) indicates that 15-35% of teenagers have experienced some form of "cyberbullying." Explore will seek exposure through various media venues in order to demonstrate that its products may be an effective aid for parents in monitoring their children's Internet activities. A recommendation for the utilization of Explore's monitoring software to help protect kids online, through either a paid product feature or notable mention might draw significant attention to the merit of Explore products. Additional market opportunities may arise if partnerships can be established with Internet and "child safety" orientated organizations such as, for example, Parent Teacher Association, Polly Klass Foundation, The Innocent Images National Initiative (IINI), Cyberbullying Research Center, Perverted Justice, National Crime Prevention Council and National Center for Missing and Exploited Children. Explore will seek to partner with these listed corporations and organizations as well as continuing to search for additional market partnerships that may aide the growth of Explore.
 Explore does not expect that any government regulations will have an effect on its business. Explore estimates it will expend $20,000 - $30,000 on research and development during the next 12 months.

There are no costs or effects on Explore with regards to compliance with any environmental laws.

Explore currently has 2 full-time employees and 2 part-time employees.

ITEM 1A. RISK FACTORS

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

OUR AUDITORS' REPORT FOR THE YEAR ENDED DECEMBER 31, 2010 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH.

As of December 31, 2010 and 2009, we had an accumulated deficit of $822,330 and $806,714, respectively. As a result of recurring losses from operations and the significant amount of accumulated deficit as of December 31, 2010, our auditors' report for year ended December 31, 2010 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a "going concern." We require additional capital in order to conduct our operations for any reasonable length of time. In the event that we are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

THE MARKET PRICE AND TRADING VOLUME OF SHARES OF OUR COMMON STOCK MAY BE
VOLATILE.

When and if an established market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company's shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUTSTANDING STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

Additionally, the former shareholders of Explore may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of March 1, 2011, 1% of our issued and outstanding shares of common stock was equal to approximately 319,238 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting, or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

WE MAY NOT BE ABLE TO ACHIEVE THE BENEFITS WE EXPECT TO RESULT FROM THE SHARE EXCHANGE.

On February 4, 2011, we closed the Share Exchange with the Company and the former shareholders of Explore, pursuant to which the Company acquired 100% of the issued and outstanding securities of Explore in exchange for shares of the Company's common stock. As a result, Explore became a 100%-owned subsidiary of the Company, and the Company's sole business operations became that of Explore.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

     *    access to the capital markets of the United States;
     * the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;
     * the ability to use registered securities to make acquisition of assets or businesses;
     *    increased visibility in the financial community;
     *    enhanced access to the capital markets;
     *    improved transparency of operations; and
     * perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized with respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management's attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

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

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK," AND THEREBY IS SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

Our common stock, which is quoted for trading on the OTCMarkets.com, is considered to be a "penny stock" because of the following reasons: (i) it trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a "penny stock" is that securities broker-dealers participating in sales of our common stock will be subject to the "penny stock" regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE AND, AS A RESULT, OUR INVESTORS' SOLE SOURCE OF GAIN, IF ANY, WILL DEPEND ON CAPITAL APPRECIATION, IF ANY.

 We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors' sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Explore does not own any property or real estate. Explore uses for its office space a residence owned by a family member of William Corso, one of our executive officers and board members. Explore uses this residence without any accrual of rental fees or other charges.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. REMOVED AND RESERVED

N/A.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

Our common stock, par value $0.001 per share, is approved for quotation on the OTCMarkets.com under trading symbol ("PFVR"). There is no established market for our stock. No quotes for a bid price for our stock existed prior to December 10, 2009. Therefore, no information for the first three (3) quarters of 2009 is provided below.

Fiscal Year Ended December 31, 2010,

Quarter Ended  March 31, 2010  June 30, 2010   Sept. 30, 2010  December 31, 2010
-------------  --------------  -------------   --------------  -----------------
    High           $0.11           $0.21            $7.00            $12.00
    Low            $0.05           $0.11            $0.14            $0.19

Fiscal Year Ended December 31, 2009

Quarter Ended  March 31, 2009  April 30, 2009  June 30, 2009   December 31, 2009
-------------  --------------  --------------  -------------   -----------------
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

TRANSFER AGENT AND REGISTRAR

The Transfer Agent for our common stock is Action Stock Transfer Corp., with an address at 7069 S. Highland, Suite 300, Salt Lake City, Utah 84121. Action Stock's telephone number is (801) 274-1088.

PENNY STOCK REGULATIONS

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

(C) DIVIDEND POLICY

Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock. In addition, we currently have no plans to pay such dividends. However, even if we wish to pay dividends, we may be restricted from distributing dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient dividend distributions from and of ExploreAnywhere, Inc. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See "Risk Factors."

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

On February 4, 2011, the Company issued 2,613,750 shares of the Company's common stock to the former shareholders of ExploreAnywhere Inc. in exchange for all of the shareholders' issued and outstanding shares of Explore. These shares of Common Stock were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal (13), the size of the offering, manner of the offering and number of securities offered.

We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the new shareholders had the necessary investment intent as required by Section 4(2) since it agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for Share Exchange transaction.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

Not applicable.

STOCK PURCHASE WARRANTS

None.

STOCK PURCHASE OPTIONS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We earned other income (expenses) in the form of forgiveness of shareholder's loan in the amount of $73,291for the year ended December 31, 2010 (December 31, 2009: $281,575). We had nil in interest expenses for the year December 31, 2010 (December 31, 2009: $1,612).

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

OFF BALANCE SHEET ARRANGEMENTS.

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include (1) Report of Independent Registered Public Accounting Firm;
(2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders' Deficit; and (4) Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies from such requirement.

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

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICER

The following persons are our executive officers and directors as of March 1, 2011 and hold the positions set forth opposite their respective names.

          Name                Age                 Position
          ----                ---                 --------
     Oliver Nelson            27        Chief Executive Officer
     Bryan Hammond            26        President and Chairman of the Boar
     Kris Thetsey             38        Chief Financial Officer
     William Corso            27        Secretary Treasurer and Director

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

MR. BRYAN HAMMOND - PRESIDENT AND CHAIRMAN OF THE BOARD

In 2001, Mr. Hammond turned his attention toward developing and innovating technologies that protected children from the increasing dangers of the Internet by founding Explore Software in 2002. Mr. Hammond attended the University of New Hampshire Whittemore School of Business and Economics studying Business Administration, but left after one year of study to continue his management of

Explore full time as CEO. In August of 2009 Mr. Hammond stepped down as the CEO of Explore, but remains as the President and Chairman of the Board. Mr. Hammond serves as Explore's leader for development strategy. Mr. Hammond is also founder and CEO of Hammond Industries, a web development and Internet marketing company that specializes in international and domestic traffic monetization.

MR. KHRIS THETSY - ACTING CHIEF FINANCIAL OFFICER

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

MR. WILLIAM CORSO - SECRETARY/TREASURER, MEMBER OF THE BOARD OF DIRECTORS Mr. Corso is currently the Vice President of Durni Companies LLC, a real estate and Internet investment holding company founded in December 2006. Mr. Corso works to maximize revenue from direct navigation traffic from domain name portfolios by means of pay-per-click advertising. Mr. Corso received his Bachelors of Science in Business Administration with a concentration in Finance, magna cum laude, from Northeastern University College of Business Administration in May 2007. Mr. Corso has served as a director on the Board of Explore, Inc. since November 2007. SIGNIFICANT EMPLOYEES

None.

FAMILY RELATIONSHIPS

None.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

                                             # of Late      # of Transactions        # of Failures to File
         Name                                 Reports       Not Timely Reported        a Required Report
         ----                                 -------       -------------------        -----------------
Oliver Nelson - CEO,                             0                  0                           0
Bryan Hammond - President, Chairman
of the Board                                     2                  1                           0
Khris Thetsy - CFO                               0                  0                           1
William Corso - Secretary, Treasurer             2                  1                           0
William Gerlib - Former President                1                  0                           0

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

ITEM 11. EXECUTIVE COMPENSATION

Except as provided below, Explore's executive's currently do not draw any salary. Our Chief Financial Officer, Mr. Khris Thetsy was paid fees in the amount of $6,000 and there was an additional $2,122.50 in fees that were earned but not paid. All amounts earned by Mr. Thetsy are payable to his consulting company, iCFO Consulting

COMPENSATION COMMITTEE

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

                                         Number of Shares          Percentage
                                           Beneficially           Beneficially
Name of Beneficial Owner                     Owned(1)               Owned(1)
------------------------                     --------               --------
Oliver Nelson -                               500,000                 1.5%
 Chief Executive Officer

Bryan Hammond -                             2,500,000                 7.8%
 President/Chairman of the Board

Khris Thetsey -                                    -0-                 -0-
 Chief Financial Officer

William Corso -                            11,500,000                36.0%
 Secretary/Treasurer and Director

All officers and directors                 14,500,000                45.4%
 as a group (3 individuals)

----------
(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 8, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Explore has not entered into any related party transactions during its last fiscal year that would be required to be reported pursuant to Item 404(d) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditor, Sam Kan & Company, during the years ended December 31, 2010 and 2009, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2010, was $8,000 and $8,000, respectively.

AUDIT RELATED FEES

We incurred no fees to our auditors for audit related fees during the fiscal years ended December 31, 2010 and 2009.

TAX FEES

We incurred no fees to our auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2010 and 2009.

ALL OTHER FEES

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

                                     PART IV

ITEM 15. EXHIBITS

Exhibit
Number                             Description
------                             -----------

3.1      Articles of Incorporation*

3.2      By-laws*

31.1     Section 302 Certification - President

31.2     Section 302 Certification - CFO

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

----------
* Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of June 2011.

                             EXPLORE ANYWHERE HOLDING CORP.


Date: October 17, 2011       By: /s/ Bryan Hammond
                                ------------------------------------------------
                             Name:  Bryan Hammond
                             Title: Chairman of the Board/President,
                                    Principal Executive Officer


Date: October 17, 2011       By: /s/ Khris Thetsy
                                ------------------------------------------------
                             Name:  Khris Thetsy
                             Title: Chief Financial Officer, Principal Financial
                                    Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Bryan Hammond
   -----------------------------------------------------------------------------
Name and Title: Bryan Hammond, Chairman of the Board and President, Principal
                Executive Officer
Date: October 17, 2011


By: /s/ Oliver Nelson
   -----------------------------------------------------------------------------
Name and Title: Oliver Nelson, Chief Executive Officer, Principal Financial
                Officer and Principal Accounting Officer
Date: October 17, 2011


By: /s/ William Corso
   -----------------------------------------------------------------------------
Name and Title: William Corso, Secretary/Treasurer and Member of the Board
                of Directors
Date: October 17, 2011

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

                                                                         Page(s)
                                                                         -------

Index                                                                      F-2

Report of Independent Registered Public Accounting Firm                    F-3

Balance Sheets                                                             F-4

Statement of Operations                                                    F-5

Statement of Changes in Stockholders' Equity (Deficit)                     F-6

Statements of Cash Flows                                                   F-7

Notes to the Financial Statements                                          F-8

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


/s/ Sam Kan & Company
-----------------------------------
Sam Kan & Company,
April 25, 2011
Alameda, California

                      EXPLORE ANYWHERE HOLDING CORPORATION
                    (FORMERLY KNOWN AS PORFAVOR CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET

                                                                      December 31,         December 31,
                                                                          2010                 2009
                                                                       ----------           ----------
                                                                       (restated)           (restated)
                                     ASSETS

Current Assets
  Cash                                                                 $       --           $    1,494
                                                                       ----------           ----------
      Total Current Assets                                                     --                1,494

Non Current Assets
  Plant, Property, and Equipment, Net                                          --                   --
                                                                       ----------           ----------
      Total Non Current Assets                                                 --                   --

Total Assets                                                           $       --           $    1,494
                                                                       ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet Liabilities
  Accounts Payable                                                     $    2,022           $       --
  Note Payable                                                             72,791
  Loan from Shareholder                                                    12,100                  500
                                                                       ----------           ----------
      Total Current Liabilities                                            14,122               73,291

Total Liabilities                                                          14,122               73,291

Stockholders' Equity (deficit)
  Common stock, $.001 par value; 300,000,000 shares authorized,
   262,500,000 shares issued and outstanding                           $  262,500           $  262,500
  Additional Paid In Capital                                              545,708              472,417
  Accumulated Deficits                                                   (822,330             (806,714)
                                                                       ----------           ----------
      Total Stockholders' Deficit                                         (14,122)             (71,797)
                                                                       ----------           ----------

Total Liabilities and Stockholders' Deficit                            $       --           $    1,494
                                                                       ==========           ==========

                      EXPLORE ANYWHERE HOLDING CORPORATION
                    (FORMERLY KNOWN AS PORFAVOR CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                             STATEMENT OF OPERATIONS

                                                                                              Cumulative Since
                                                                                                 Reentering
                                                                                              Development Stage
                                                     For The Year Ended December 31,              1/1/2010 -
                                                       2010                  2009                12/31/2010
                                                   ------------          ------------           ------------
                                                    (Restated)            (Restated)
Income
  Revenues                                         $         --          $    271,839           $         --
                                                   ------------          ------------           ------------
      Total Income                                           --               271,839                     --

Cost of good sold                                            --               230,068                     --
                                                   ------------          ------------           ------------

Gross Margin                                                 --                41,771                     --
                                                   ------------          ------------           ------------
Operating Expenses
  General and administrative                             15,616                50,839                 15,616
  Selling expense                                            --                33,892                     --
                                                   ------------          ------------           ------------
      Total operating expenses                           15,616                84,731                 15,616

Total operating income / (loss)                         (15,616               (42,960)               (15,616)

Other income (expense)
  Interest expense                                           --                (1,612                     --
                                                   ------------          ------------           ------------
      Total other income / (loss)                            --                (1,612)                    --
                                                   ------------          ------------           ------------

Net income / (loss)                                     (15,616               (44,572)               (15,616)
                                                   ============          ============           ============

Net Income (Loss) Per Share                        $      (0.00          $      (0.00)          $      (0.00)
                                                   ============          ============           ============

Weighted Average Number of Shares Outstanding       262,500,000           262,500,000            262,500,000
                                                   ============          ============           ============

                      EXPLORE ANYWHERE HOLDING CORPORATION
                    (FORMERLY KNOWN AS PORFAVOR CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                          Common Stock           Additional
                                                      --------------------        Paid In      Accumulated
                                                      Shares        Amount        Capital       Deficit          Total
                                                      ------        ------        -------       -------          -----
BALANCE, DECEMBER 31, 2007                         262,500,000     $ 262,500     $ 190,842     $ (771,243)     $(317,901)

Net income for the year ended December 31, 2008                                                     9,101          9,101
                                                   -----------     ---------     ---------     ----------      ---------
BALANCE, DECEMBER 31, 2008                         262,500,000       262,500       190,842       (762,142)      (308,800)

Debt extinguishment in connection to the
 sale of shares                                                                    281,575                       281,575

Net loss for the year ended December 31, 2009                                                     (44,572)       (44,572)
                                                   -----------     ---------     ---------     ----------      ---------
BALANCE, DECEMBER 31, 2009 (RESTATED)              262,500,000       262,500       472,417       (806,714)       (71,797)

Debt extinguishment in connection to the
 sale of shares                                                                     73,291                        73,291

Net loss for the year ended December 31, 2010                                                     (15,616)       (15,616)
                                                   -----------     ---------     ---------     ----------      ---------
BALANCE, DECEMBER 31, 2010 (RESTATED)              262,500,000     $ 262,500     $ 545,708     $ (822,330)     $ (14,122)
                                                   ===========     =========     =========     ==========      =========

                      EXPLORE ANYWHERE HOLDING CORPORATION
                    (FORMERLY KNOWN AS PORFAVOR CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative Since
                                                                                                      Reentering
                                                                                                   Development Stage
                                                                For The Year Ended December 31,       1/1/2010 -
                                                                  2010                 2009           12/31/2010
                                                               ----------           ----------        ----------
                                                               (Restated)           (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $  (15,616)          $  (44,572)       $  (15,616)
  Adjustments to reconcile net income to net
   cash used by operating activities:
     Allowance for bad debts                                           --                4,075                --
     Depreciation                                                      --                1,760                --
     Disposal of equipment for loan repayment                          --                4,059                --
  Chages in operating aseets and liabilities:
     Account receivables                                               --                1,300                --
     Account payable                                                2,022                   --             2,022
     Note payable                                                      --               72,791                --
                                                               ----------           ----------        ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  (13,594)              39,413           (13,594)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH (USED) BY INVESTING ACTIVITIES                                --                   --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from shareholder                                         12,100                   --            12,100
  Loan repayment to shareholder                                        --              (74,850)               --
                                                               ----------           ----------        ----------
NET CASH (USED) BY FINANCING ACTIVITIES                            12,100              (74,850)           12,100

Net Increase (Decrease) in Cash                                    (1,494)             (35,437)           (1,494)

CASH AT BEGINNING OF PERIOD                                         1,494               36,931             1,494
                                                               ----------           ----------        ----------

CASH AT END OF PERIOD                                          $       --           $    1,494        $       --
                                                               ==========           ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                                       $       --           $    1,612        $       --

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Disposal of equipment for loan repayment                     $       --           $    4,059        $       --
  Forgiven of liabilities in connection with the transfer
   of common stocks                                            $   73,291           $  281,575        $   73,291

                      EXPLORE ANYWHERE HOLDING CORPORATION
                    (FORMERLY KNOWN AS PORFAVOR CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, NATURE OF BUSINESS, AND TRADE NAME

Explore Anywhere Holding Corporation, Formerly Known As Porfavor Corporation, ("Company") was incorporated in the State of Nevada on April 3, 1996 as Jubilee Trading, Inc. On August 4, 1996 Alfonzo Hernandez Sr. and 27 individuals purchased 25,000 shares at no par value of the corporation (100%) for payment of $5,000 ($0.20 per share) in order to open and operate a Mexican seafood restaurant named "La Perla" in Los Angeles, California. The restaurant plans did not materialize and the Company lay dormant.

On March 3, 2002, the name of the corporation was changed to Porfavor Corp. and our articles of incorporation were changed to increase the Directors to three and to increase the authorized shares from 25,000 shares of common stock at no par value to 50,000,000 shares of common stock at $0.001 par value.

After a forward split of 35:1 to the Company's common stocks, management planned to open and operate a Sports Bar and restaurant in Los Angeles, California. This plan did not materialize and the Company lay dormant.

On October 5, 2007, the Company made an acquisition of CBA Builders, a Nevada corporation by exchanging common stock and obtained 100% of CBA Builders' (DBA Trussco Sales) common stock. The Company also elected Boyd V. Applegate as the CEO, President, Director and Christine M. Applegate as the CFO, Secretary, Treasurer and Director of the Company on this date.

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


On April, 27, 2010, the board has approved an amendment to increase the Company's authorized common stock to 200,000,000 shares with par value of $0.001. On November 10, 2010, the Company had an additional forward split of 1.5:1 resulting in an increase of the common stocks from 200,000,000 shares to 300,000,000 shares authorized and 262,500,000 shares issued and outstanding.

On November 10, 2010, the Company changed its name from Porfavor Corporation to Explore Anywhere Holding Corporation.

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

                                                Estimated
                                               Useful Lives
                                               ------------
             Office Equipment                  5 - 10 years
             Furniture                         5 - 7 years
             Shop tools                        5 - 7 years
             Vehicles                          5 - 10 years

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


ACCOUNTS RECEIVABLE

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make payments. The Company periodically reviews these allowances, including an analysis of the customers' payment history and information regarding the customers' creditworthiness. There is no accounts receivable as of December 31, 2010 and December 31, 2009.

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

USE OF ESTIMATES

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements' estimates or assumptions could have a material impact on the Company's financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company's financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

                      EXPLORE ANYWHERE HOLDING CORPORATION
                    (FORMERLY KNOWN AS PORFAVOR CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009


CAPITAL STOCK

On April 23, 2010, the board has approved a forward split of 10:1 resulting in an increase of the common stocks issued and outstanding from 17,500,000 shares to 175,000,000. The accompanying financial statements were adjusted to reflect the effects of the recapitalization. On April, 27, 2010, the board has approved an amendment to increase the Company's authorized common stock to 200,000,000 shares with par value of $0.001. On November 10, 2010, the Company had an additional forward split of 1.5:1 resulting in an increase of the common stocks from 200,000,000 shares to 300,000,000 shares authorized and 262,500,000 shares issued and outstanding. In light of the abovementioned changes in equity, the audited reports for the year ended December 31, 2009 has been retroactively adjusted to reflect the changes.

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

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements." This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements. Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company's present or future financial statements.

On July 1, 2009, Financial Accounting Standards Board ("FASB") Accounting Standards Codification(TM) ("ASC") became the sole source of authoritative Generally Accepted Accounting Principles ("GAAP") literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

                      EXPLORE ANYWHERE HOLDING CORPORATION
                    (FORMERLY KNOWN AS PORFAVOR CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009


In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise's involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

In June 2009, the FASB issued ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105 establishes the FASB Accounting Standards Codification ("Codification"), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff. It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas. The Codification was adopted on July 1, 2009 for the Company's financial statements for the year ended December 31, 2009.

In June 2009, the FASB issued FAS 140/166, "Accounting for Transfers of Financial Assets," an amendment of FAS 140, which now resides with ASC 860, "Transfers and Servicing." ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company's results of operations, financial condition or cash flows.

In May 2009, the FASB issued ASC 855, "Subsequent Events". ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009. The Company adopted this standard as of June 30, 2009; however, the adoption of ASC 855 had no impact to the Company's consolidated financial statements.

In April 2009, the FASB issued an update to ASC 820, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption did not have a material impact on the Company's consolidated financial statements.

                      EXPLORE ANYWHERE HOLDING CORPORATION
                    (FORMERLY KNOWN AS PORFAVOR CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009


NOTE B - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Ninety-five percent (95%) of the shares were sold to Jose F. Garcia on January 1, 2010. On the same day, the board approved to cease all the trading activities and re-enter to a developmental stage company.

Management expected to seek potential merger or acquisition targets and other business opportunities from all known sources. In March 2010, the Company signed a letter of intent with a private company called Explorer Anywhere for a potential reverse merger.

NOTE C - EARNING PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, previously known as SFAS No. 128, "Earnings Per Share." There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2010 and 2009.

NOTE D - INCOME TAXES

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

Net deferred tax assets consist of the following components from Reentering Development Stage on January 1, 2010 to December 31, 2010:

                                                           2010
                                                         --------
              Deferred tax assets NOL Carryover          $158,938
              Valuations Allowance                        158,938
                                                         --------
              Net Deferred Tax Asset                     $      0
                                                         ========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2010 due to the following:

     * On December 31, 2010, the Company had an operating loss carry forward of $467,464 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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


NOTE E - RELATED PARTY TRANSACTIONS

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

NOTE F - NOTES PAYABLE

On January 1, 2010, Boyd V. Applegate waived non-interest bearing advances in an amount of $72,791 as part of the sale; as such, there was no outstanding note payable as of December 31, 2010. Accordingly, the loan forgiven was recorded as increase of Additional-Paid-In-Capital at December 31, 2010.

NOTE G - RE-ENTERING DEVELOPMENT STAGE

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

NOTE H - Restatement

The Company's balance sheets at December 31, 2010 and 2009, the statement of operations, statements of change in stockholders' equity and statements of cash flows for the years then ended have been restated to reflect the debt extinguishment in connection to the sale of shares from Boyd V. Applegate to Fernando Garcia. This resulted in the increase of Additional-Paid-In-Capital while these transactions were recorded incorrectly as other income originally. The effects of the restatement are as follows:

                                                               Originally
                    2010                                        Reported            Restated           Change
                    ----                                        --------            --------           ------
BALANCE SHEETS AT DECEMBER 31, 2010
  Additional Paid In Capital                                     190,842            545,708            354,866
  Accumulated Deficits                                          (467,464)          (822,330)          (354,866)

STATEMENT OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2010
  Other income                                                    73,291                 --            (73,291)
  Net Income / (loss)                                             57,675            (15,616)           (73,291)
  Weighted average number of shares outstanding                       --

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  Additional Paid In Capital                                     190,842            547,708            356,866
  Accumulated Deficits                                          (467,464)          (822,330)          (354,866)

STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2010
  Loan forgiven by shareholder                                    73,291                 --            (73,291)

                                                               Originally
                    2009                                        Reported            Restated           Change
                    ----                                        --------            --------           ------
BALANCE SHEETS AT DECEMBER 31, 2009
  Additional Paid In Capital                                     190,842            472,417            281,575
  Accumulated Deficits                                          (525,139)          (806,714)          (281,575)

STATEMENTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2009
  Other income                                                  (281,575)                --            281,575
  Net Income / (loss)                                            237,003            (44,572)          (281,575)
  Net Income / (loss) per share                                       --                 --                 --

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  Additional Paid In Capital                                     190,842            472,417            281,575
  Accumulated Deficits                                          (523,139)          (806,714)          (283,575)

STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2009
  Loan forgiven by shareholder                                  (281,575)                --            281,575

NOTE I - SUBSEQUENT EVENTS

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