Form 10-Q/A
period 2011-03-31
EXPLORE ANYWHERE HOLDING CORP
filed 2011-10-21
CIK 1424328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 2

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 001-33933

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

                                  877.539.5644
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

31,923,750  common shares issued and outstanding as of June 15, 2011

                         PART I - FINANCIAL INFORMATION

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

                      EXPLORE ANYWHERE HOLDING CORPORATION

                           A DEVELOPMENT STAGE COMPANY

                         UNAUDITED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2011

                                                                         Page(s)
                                                                         -------

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

                      EXPLORE ANYWHERE HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
                                    UNAUDITED

                                                                                           Explore Anywhere
                                                                      Explore Anywhere       Holding Corp.
                                                                        Holding Corp.        Consolidated
                                                                        December 31,           March 31,
                                                                            2010                 2011
                                                                         ----------           ----------
                                                                         (Audited)            (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $       --           $    5,495
                                                                         ----------           ----------
      TOTAL CURRENT ASSETS                                                       --                5,495
                                                                         ----------           ----------
Non Current Assets
  Office Equipment                                                               --               29,818
  Furniture and Fixtures                                                         --               14,365
  Acquisition-related intangible assets                                          --               20,000
  Goodwill                                                                       --            1,321,884
                                                                         ----------           ----------
                                                                                 --            1,386,067
Less Adjustments and Depreciation
  Impairment of intangible assets                                                --              (20,000)
  Impairment of Goodwill                                                         --           (1,299,884)
  Accumulated Depreciation                                                       --              (23,657)
                                                                                 --           (1,343,541)
                                                                         ----------           ----------
      TOTAL NON-CURRENT ASSETS                                                   --               42,526
                                                                         ----------           ----------

      TOTAL ASSETS                                                       $       --           $   48,021
                                                                         ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $    2,022           $   49,011
  Accrued Interest                                                               --               28,804
  Convertible Note payable                                                       --               75,000
  Warrant Liabilities                                                            --               48,165
  Loan from outside lenders                                                      --              100,000
  Loan from shareholders                                                     12,100                  230
                                                                         ----------           ----------
      TOTAL LIABILITIES (ALL CURRENT)                                        14,122              301,210

STOCKHOLDERS' (DEFICIT) EQUITY
  Common stock, $.001 par value; 300,000,000 shares authorized,
   31,923,750 shares issued and outstanding at March 31, 2011,
   262,500,000 shares issued and outstanding at December 31, 2010           262,500               31,924
  Additional paid-in capital                                                545,708            1,991,996
  Accumulated deficit                                                      (822,330)          (2,277,109)
                                                                         ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                           (14,122)            (253,189)
                                                                         ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $       --           $   48,021
                                                                         ==========           ==========


                 See accompanying notes to financial statements

                      EXPLORE ANYWHERE HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE 3 MONTHS ENDED MARCH 31, 2011 AND YEAR ENDED DECEMBER 31, 2010

                                    UNAUDITED

                                                                            Explore Anywhere
                                                      Explore Anywhere        Holding Corp.
                                                       Holding Corp.          Consolidated
                                                         The Year             Three Months
                                                           Ended                 Ended
                                                        December 31,            March 31,
                                                           2010                   2011
                                                       ------------           ------------
                                                         (Audited)             (Unaudited)
Income
  Revenues                                             $         --           $      1,796
                                                       ------------           ------------
Total Income                                                     --                  1,796

Cost of Sales                                                    --                     --
                                                       ------------           ------------
Total Cost of Sales                                              --                     --

Gross Margin                                                     --                  1,796
                                                       ------------           ------------
Operating Expenses
  General and administrative                                 15,616                 69,316
  Impairment loss on acquisition related
   intangible assets                                             --                 20,000
  Impairment loss on goodwill                             1,299,884
                                                       ------------           ------------
Total general and administrative                             15,616              1,389,200

Selling expense                                                  --                  6,471
                                                                              ------------
Total Operating Expenses                                     15,616              1,395,671
                                                       ------------           ------------
Total Operating Income / (Loss)                             (15,616)            (1,393,875)

Interestexpense                                                  --                (60,904)
                                                       ------------           ------------
Total other income/expense                                       --                (60,904)
                                                       ------------           ------------

Net Income / (Loss)                                    $    (15,616           $ (1,454,778)
                                                       ============           ============

Net Income (Loss) Per Share                            $      (0.00)          $      (0.01)
                                                       ============           ============

Weighted Average Number of Shares Outstanding           262,500,000            131,985,333
                                                       ============           ============


                 See accompanying notes to financial statements

                      EXPLORE ANYWHERE HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE 3 MONTHS ENDED MARCH 31, 2011 AND YEAR ENDED DECEMBER 31, 2010
                                    UNAUDITED

                                                                              Three Months Ended March 31,
                                                                              2011                   2010
                                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                              $ (1,454,778)          $         --
  Adjustments to reconcile net income to net cash used
   by operating activities:
     Depreciation                                                                1,657                     --
     Impairment loss on goodwill                                             1,299,884                     --
     Impairment loss on acquisition related intangible assets                   20,000                     --
     Fair value of common stock warrants                                        48,165                     --
  Changes in operating assets and liabilities:
     Accounts payable                                                            8,584                     --
     Accrued expense and other liabilities                                     (11,220)                    --
     Accrued Interest                                                           12,739                     --
                                                                          ------------           ------------
           NET CASH USED BY OPERATING ACTIVITIES                               (74,970)                    --

CASH FLOWS FROM INVESTING ACTIVITIES
           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         --                     --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible promissory notes                                    75,000                     --
  Repayment of promissory notes                                                (12,130)                    --
  Repayment of shareholders loan                                               (35,000)                    --
  Issuance of common stocks                                                     52,595                     --
                                                                          ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                            80,465                     --

Net Increase (Decrease) in Cash and cash equivalents                             5,496                     --

CASH AT BEGINNING OF PERIOD                                                         --                  1,494
                                                                          ------------           ------------

CASH AT END OF PERIOD                                                     $      5,496           $      1,494
                                                                          ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                                                  $         --           $         --

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Forgiven Note Payable in connection with the transfer of common stock   $         --           $     72,791


                 See accompanying notes to financial statements

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
ExploreAnywhere, Inc. ("Company"), formerly known as ExploreAnywhere Software, LLC, is a privately held corporation incorporated in the state of Nevada, United States. Originally founded in August of 2002, the Company specializes in computer monitoring solutions for parents, corporations, and educational facilities.

On November 6, 2007, the Company filed Articles of Conversion from ExploreAnywhere Software, LLC a New Hampshire Jurisdiction to ExploreAnywhere, Inc. a Nevada Corporation. A plan of conversion has been adopted by the constituent entity in compliance with law of the Jurisdiction governing the constituent entity.

On December 20, 2010, the Company entered into a Share Exchange Agreement with Explore Anywhere Holding Corporation (formerly known as PorFavor Corporation) a publicly traded Nevada Corporation, whereby Explore Anywhere Holding Corporation will acquire from the Shareholders all the issued and outstanding shares of ExploreAnywhere, Inc. in exchange for 2,613,750 shares of Explore Anywhere Holding Corporation's common stock. On February 4, 2011, the Company completed this transaction, and the Company became a wholly-owned subsidiary of Explore Anywhere Holding Corporation. Explore Anywhere Holding Corporation intends to file the Company's last two fiscal years of audited financial statements and pro forma financial statement showing the effects of the acquisition and other information regarding the Company on a Form 8-K. Explore Anywhere Holding Corporation signed a waiver agreeing to complete the merger while the independent audit of ExploreAnywhere, Inc. is being completed. Management anticipates completing the audit, on schedule, by the end of March.

BUSINESS COMBINATION
On February 4, 2011, Explore Anywhere Holding Corporation (formerly known as PorFavor Corporation), a Nevada corporation (Pink Sheets:PFVR.pk - News), completed the acquisition of the assets, including the website, intellectual property, core technologies such as IP, R&D, and customer relations, etc and assumed the liabilities from Explore Anywhere, Inc. In connection with the acquisition, the Company issued 2,613,750 shares of its common stock, with a fair market value of $1,163119. For details of the acquisition refer to Note E on "Business Combinations," of Notes to Consolidated Financial Statements below for detail.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

                                                Estimated
                                               Useful Lives
                                               ------------
                      Office Equipment          5-10 years
                      Furniture                 5-7 years
                      Shop tools                5-7 years
                      Vehicles                  5-10 years

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

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents and the

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

During the year that ended March 31, 2011, management recognized that the existing core technology that the Company purchased from ExploreAnywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. Moreover, its competitors have many more features than the existing software developed by ExploreAnywhere, Inc. Also, the Company's new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development. As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed. The Company recognized a $20,000 "Impairment loss on acquisition-related intangible assets" at ExploreAnywhere, Inc., under Selling, general and administrative in the Consolidated Statement of Operations for the quarter that ended March 31, 2011. Refer to Note J, "Goodwill and Intangible Assets," of Notes to Consolidated Financial Statements for details.

Goodwill acquired during the quarter that ended March 31, 2011 represents the goodwill of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E "Business Combination" of the Notes to Consolidated Financial Statements for details.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of each year in accordance with the Accounting Standards Codification No. 350 ("ASC 350"), Intangibles-Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. The Company has one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit's net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

During the quarter year that ended March 31, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company's decision to recognize only the nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demand, and its lack of design for use in major Internet applications such as Facebook, Twitterand others. Furthermore, management recognized that no future value or revenue is certain or can be guaranteed to be gained from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011. Based on the results of the first step of the goodwill analysis, it was determined that ExploreAnywhere, Inc.'s net book value exceeded its estimated fair value as there is only highly limited potential for future revenue generated from the ExploreAnywhere, Inc.'s software. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of ExploreAnywhere, Inc. and the sum of the fair value of the identified net assets result in the residual value of goodwill. The results of step two of the goodwill analysis indicated that only $22,000 implied value attributable to goodwill and accordingly, the Company recognized a $1,299,884 "Impairment Loss on Goodwill" under General and Administrative in the Consolidated Statements of Operations for the quarter ended March 31, 2011. Refer to Note J "Goodwill and Intangible Assets" of the Notes to Consolidated Financial Statements for details.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts relating to estimated losses resulting from customers being unable to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and the industries in which those customers operate. If the financial condition of the Company's customers were to deteriorate, resulting in their ability to make payments being impaired, additional allowances would be required.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Currently, the Company's financial instruments consist principally of cash and cash equivalents and accounts payable. Pursuant to ASC 820, FAIR VALUE MEASUREMENTS ("ASC 820"), the fair value of its cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their recorded values because of their nature and respective maturity dates or durations.

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

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


STOCKHOLDERS' EQUITY
The Company had authorized three hundred Million 300,000,000 shares of common stock with a par value of $0.001 and 31,923,750 shares of common stock have been issued and total outstanding as of March 31, 2011. See Note I, "Common Stock" of Notes to Consolidated Financial Statements for detail.

WARRANTS LIABILITIES
The Company has issued warrants to purchase shares of its common stock in connection with convertible notes. The Company records a debt discount related to the warrants upon issuance, and amortizes this debt discount over the life of the notes. In addition, the Company remeasures the warrants at each reporting period to record their fair value. See Note H, "Notes Payable" of Notes to Consolidated Financial Statements for detail.

INCOME TAXES
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

RECLASSIFICATIONS
Certain financial statement items have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company's adoption did not have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company's adoption did not have an impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


In October 2009, the Financial Accounting Standards Board ("FASB") amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the standards for multiple deliverable revenue arrangements to:

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

NOTE C - BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

PROPERTY AND EQUIPMENT, NET:

The carrying values of fixed assets as of March 31, 2011 were as follows:

              Office Equipment                           $ 29,818
              Furniture and Fixtures                       14,365
                                                         --------
                                                           44,183
                                                         --------
              Less Adjustments and Depreciation
                Accumulated Depreciation                  (23,657)
                                                         --------

                                                          (20,526)
                                                         ========

Depreciation expense is $1, 657 for the three months ended March 31, 2011.

NOTE D - FAIR VALUE MEASUREMENTS

The Company follows applicable accounting guidance for its fair value measurements. The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance establishes three levels of inputs that may be used to measure fair value:

LEVEL 1 - Quoted prices in active markets for identical assets or liabilities.

LEVEL 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data substantially for the full term of the assets or liabilities.

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


LEVEL 3 - Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

DETERMINATION OF FAIR VALUE
Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of March 31, 2011, none of the Company's cash balances were invested in financial instruments. The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2011:

                                        As of March 31, 2011

                               Fair Value    Level 1     Level 2     Level 3
                               ----------    -------     -------     -------

Cash and cash equivalents:
  Cash(1)                       $5,495       $5,495

----------
(1) Included in Cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets.

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

NOTE E - BUSINESS COMBINATIONS

BUSINESS COMBINATION
On February 4, 2011, the Company acquired ExploreAnywhere, Inc., a privately-held company based in Boston, MA that designed and developed a software monitoring product ("Spybuddy"), which can be used in the fourth quarter of 2011. The acquisition of Explore is expected to expand and enhance the Company to increase the market share of the software security sector. In connection with the acquisition, the Company issued 2,613,750 shares of its common stock at $0.445, representing 100% of its outstanding common stock, for a total purchase price of approximately $1,163,120. The goodwill from the acquisition is deductible for tax purposes. The purchase price was allocated to tangible and intangible assets and liabilities assumed, based on their estimated fair values as follows:

                    Tangible assets              $   22,183
                    Goodwill                      1,321,884
                    Intangible assets                20,000
                    Liabilities assumed            (200,947
                                                 ----------

                                                 $1,163,120
                                                 ==========

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

                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      2011           2010
                                                  -----------     -----------
      Total revenue                               $     1,796               0
      Net loss                                     (1,454,778)              0
      Basic and diluted earnings per share              (0.01)              0

NOTE F - INCOME TAXES

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

PROVISION FOR INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2011 are as follows:

                                                     2011
                                                  ----------
                Deferred tax assets:
                  Net operating loss              $1,454,778
                  Income tax rate                         34%
                                                  ----------
                                                     494,624
                Less valuation allowance            (494,624)
                                                  ----------

                                                  $       --
                                                  ==========

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

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the three months ended March 31, 2011 is as follows:

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


             U.S. Federal statutory income tax rate            34%
             State tax - net of federal benefit                 0%
                                                              ---
                                                               34%
             Increase in valuation allowance                  (34%)
                                                              ---

             Effective tax                                      0%
                                                              ===

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE G - RELATED PARTY TRANSACTIONS

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

NOTE H - NOTES PAYABLE

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

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


The following is the summary of the notes payable with related accrued interest as of 3/31/2011:


Adjusted           Date of Note   Interest Rate    2011 Interest         Balance      Materiality Date
--------           ------------   -------------    -------------         -------      ----------------
$  50,000.00       07/06/07            8%           $ 10,947.95       $  70,909.59       2/6/2009
    7,500.00       03/09/10            8%                147.95           7,647.95       3/31/2011
   25,000.00       03/23/10            8%                493.15          25,493.15       3/23/2011
   10,000.00       12/03/10            8%                197.26          10,197.26       3/31/2011
    7,500.00       12/29/10            8%                147.95           7,647.95       3/31/2011
   10,000.00       01/24/11            8%                144.66          10,144.66       1/24/2012
   25,000.00       01/28/11            8%                339.73          25,339.73       1/28/2012
   25,000.00       02/09/11            8%                273.97          25,273.97       2/9/2012
   15,000.00       03/17/11            8%                 46.03          15,046.03       3/17/2012
------------                                        -----------       ------------

$ 175,000.00                                        $ 12,738.63       $ 197,700.27
============                                        ===========       ============

NOTE I - COMMON STOCK
Following is the activity for the Company's shares of common stock during the three months ended March 31, 2011:

                                                  Shares
                                               ------------
      Shares outstanding January 1, 2011        262,500,000
      Issued February 4, 2011                     2,613,750
      Retired February 9, 2011                 (233,190,000)
                                               ------------

      Shares outstanding March 31, 2011          31,923,750
                                               ============

On February 04, 2011, the Company has acquired ExploreAnywhere, Inc. assets and core technologies such as IP, R&D, and customer relations, etc. and issue 2,613,750 shares of stock to Explore Anywhere, Inc, refer to NOTE E "Business Combination" above for detail. On February 09, 2011, Fernando Garcia, Director, has retired 233,190,000 of its common stock.

NOTE J - GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment
The following table presents goodwill balances and the movements during the quarter ended March 31, 2011:

      Balance as of December 31, 2010
        Goodwill acquired                      $1,321,884
                                               ----------
      Impairment charge                        (1,299,884)
                                               ----------

      Balance as of March 31, 2011             $   22,000
                                               ==========

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


As discussed above, goodwill acquired during the quarter ended March 31, 2011 represents the goodwill of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E "Business Combination" of the Notes to Consolidated Financial Statements for details.

During the quarter year that ended March 31, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company's decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demands, lack of design for use in major Internet applications such as Facebook, Twitter and others. Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be acquired from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter in accordance with the Accounting Standards Codification No. 350 ("ASC 350"), Intangibles-Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. We have one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit's net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

Based on the results of the first step of the goodwill analysis, it was determined that ExploreAnywhere, Inc.'s net book value exceeded its estimated fair value as there is only highly limited potential for future revenue generated from the ExploreAnywhere, Inc.'s software. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of ExploreAnywhere, Inc. and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be only $22,000 implied value attributable to goodwill and accordingly, the Company recognized a goodwill impairment charge of $1,299,884 under "Impairment loss on goodwill" under selling, general and administrative expenses in the Consolidated Statements of Operations for the quarter ended March 31, 2011.

ACQUISITION RELATED INTANGIBLE ASSETS

The carrying values of the Company's amortized acquired intangible assets as of the quarter ended March 31, 2011 are as follows:

                                              March 31, 2011
                                -------------------------------------------
                                                                Accumulated
                                                                Amortization
                                  Gross           Write-off       and Net
                                --------          --------        --------
Customer relationships            20,000           (20,000)              0
                                --------          --------        --------

Total                           $ 20,000          $(20,000)       $      0
                                ========          ========        ========

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

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

During the year ended March 31, 2011, management recognized that the existing core technology that the Company purchased from Explore Anywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. And the competitors have much more features than the existing software developed by Explore Anywhere, Inc. Also the new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development. As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed. The Company recognized a $20,000 "Impairment loss on acquisition-related intangible assets" at Explore Anywhere, Inc., under "Selling, general and administrative" in the Consolidated Statement of Operations for the quarter that ended March 31, 2011.

NOTE K - SEGMENT INFORMATION

The Company is organized as, and operates in, one reportable segment: the development and sale of specialty respiratory products. The Company's chief operating decision-maker is its Chief Executive Officer. The Company's Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company's assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

The following presents total revenue by geographic region for the three month periods ended March 31, 2011, and for the year ended December 31, 2010:

                                               Three Months       Year
                                                  Ended           Ended
                                                March 31,      December 31,
                                                  2011            2010
                                                 ------          ------
        REVENUES:
          United States - product sales          $1,796          $    0
                                                 ------          ------

        Total revenues                           $1,796          $    0
                                                 ======          ======

                         EXPLORE ANYWHERE HOLDING CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2011


NOTE L - GOING CONCERN

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

During the next 12 months, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing, making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders.

The Company has a series of plans to mitigate the going concern:

Management expected to seek potential investors and other business opportunities from all known sources. Management's efforts are ongoing to complete the development of new software products in order to bring these products currently in development to the marketplace.

Furthermore, management's efforts are ongoing to enhance the Company's Internet visibility towards potential customers through search engine optimization (SEO).

LEGAL PROCEEDINGS
The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the three months that ended March 31, 2011.

INDEMNIFICATION
Under the indemnification provisions of the Company's customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the is appropriation of any trade secret, arising from the customers' legal use of the Company's services. Exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded.

NOTE M - SUBSEQUENT EVENTS

On May 20, 2011, the Board of Directors (the "Board") of Explore Anywhere Holding Corp., a Nevada corporation (the "Company") received the resignation of Mr. William Corso as the Company's Secretary and Treasurer.

On May 24, 2011, the Board elected Mr. Oliver Nelson (age 27) was appointed as the Company's Secretary and Treasurer. Mr. Nelson has been serving as the Company's CEO since February 9, 2011.

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

OFF BALANCE SHEET ARRANGEMENTS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included herein:

Exhibit No.                    Document Description
-----------                    --------------------

3(i)          Articles of Incorporation and Amendments(1)

3(ii)         Bylaws(1)

31.1          Section 302 Certification - President and Principal Executive
              Officer.

31.2 Section 302 Certification - CFO, Principal Financial Officer and Principal Accounting Officer.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO, Principal Financial Officer and Principal Accounting Officer.

----------
(1) Incorporated by reference to the Exhibits filed with the registrant's registration statement on Form SB-2, filed with the Securities and Exchange Commission on January 17, 2008, file number 333-148732.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated.

                                        EXPLORE ANYWHERE HOLDING CORP.


Date: October 17, 2011                  /s/ Bryan Hammond
                                        ----------------------------------------
                                        BRYAN HAMMOND
                                        CEO and Member of the Board of Directors
                                        (Principal Executive Officer)


Date: October 17, 2011                  /s/ Khris Thetsy
                                        ----------------------------------------
                                        KHRIS THETSY
                                        CFO (Principal Financial and Principal
                                        Accounting Officer)