Form 10-Q
period 2011-09-30
EXPLORE ANYWHERE HOLDING CORP
filed 2011-11-14
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011
or

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  [  ] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
31,923,750 common shares issued and outstanding as of January 18, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

EXPLORE ANYWHERE HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

For the nine months ended September 30, 2011

Page(s)

Index	3

Balance Sheets	4

Statement of Operations	5

Statements of Cash Flows	6

Notes to the Financial Statements	7

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,062	$-
Total current assets	1,062	-

Office equipment, furniture and fixtures, net	17,912	-
Acquisition-related intangible assets, net	-	-
Goodwill, net	-	-

Total assets	$18,974	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$76,942	$2,022
Accrued expense and other liabilities	10,501	-
Accrued Interest	56,279	-
Convertible Notes payable, net of BCF discount	99,070	-
Loan from outside lenders	169,500	-
Loan from shareholders	3,700	12,100
Deferred revenue	262	-
Total current liabilities	416,255	14,122

Total long-term liabilities	-	-

Total liabilities	416,255	14,122

Stockholders' (deficit) equity
Common stock, $.001 par value; 300,000,000 shares authorized, 31,923,750 and 262,500,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	31,924	262,500
Additional paid-in capital	2,004,825	545,708
Accumulated deficit	(2,434,029)	(822,330)
Total stockholders' (deficit) equity	(397,280)	(14,122)

Total liabilities and stockholders' (deficit) equity	$18,974	$-

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$1,689	$-	$5,903	$-
Cost of sales	-	-	-	-

Gross profit	1,689	-	5,903	-

Operating Expenses
Research and development	-	-	-	-
Sales and marketing	5,814	-	8,843	-
General and administrative	60,929	-	1,518,354	-
Total operating expenses	66,743	-	1,527,198	-

Loss from operations	(65,054)	-	(1,521,294)	-

Interest income (expense)
Interest expense	(24,306)	-	(90,405)	-
Total interest income (expense)	(24,306)	-	(90,405)	-

Loss before income taxes	(89,360)	-	(1,611,699)	-

Provision for income taxes	-	-	-	-

Net loss	$(89,360)	$-	$(1,611,699)	$-

Net loss per share of common stock:
Basic	$(0.00)	$-	$(0.02)	$-

Weighted average number of shares outstanding	31,923,750	262,500,000	81,954,542	262,500,000

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net Income	$(89,360)	$-
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	1,656	-
Change in convertible notes payable net of BCF interest	9,045	-
Impairment loss on goodwill	-	-
Impairment loss on acquisition related intangible assets	-	-
Fair value of common stock warrants	-	-
Changes in operating assets and liabilities:
Accounts payable	11,585	-
Accrued expense and other liabilities	0	-
Accrued Interest	23,409	-
Net cash used by operating activities	(43,664)	-

Cash flows from investing activities
Purchase of fixed assets	(699)

Net cash provided (used) by investing activities	(699)	-

Cash flows from financing activities
Proceeds from promissory notes	-	-
Convertible Notes payable	37,353	-
Repayment of shareholders loan	-	-
Issuance of common stock	-	-
Net cash provided by financing activities	37,353	-

Net change in cash and cash equivalent	(7,010)	-

Cash and cash equivalent at the beginning of year	8,073	1,494

Cash and cash equivalent at the end of year	$1,063	$1,494

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Forgiven Note Payable in connection with the transfer of common stock	$-	$72,791

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

Business Combination
On February 4, 2011, Explore Anywhere Holding Corporation (formerly known as PorFavor Corporation), a Nevada corporation (Pink Sheets: PFVR.PK - News), completed the acquisition of the assets, including the website, intellectual property, core technologies such as IP, R&D, and customer relations, etc and assumed the liabilities from Explore Anywhere, Inc.  In connection with the acquisition, the Company issued 2,613,750 shares of its common stock, with a fair market value of $1,163,119.  For details of the acquisition refer to Note D on “Business Combinations,” of Notes to Consolidated Financial Statements below for detail.

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

During the nine months that ended September 30, 2011, management recognized that the existing core technology that the Company purchased from ExploreAnywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. Moreover, its competitors have many more features than the existing software developed by ExploreAnywhere, Inc.  Also, the Company’s new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed.  The Company recognized a $20,000 “Impairment loss on acquisition-related intangible assets” at ExploreAnywhere, Inc., under Selling, general and administrative in the Consolidated Statement of Operations for the quarter that ended March 31, 2011.

Goodwill acquired the nine months that ended September 30, 2011 represents the goodwill of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for details.

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

During the quarter ended September 30, 2011, the Company again evaluated the fair market value of its goodwill and decided to write off the remaining $22,000 of goodwill as "Impairment of goodwill" under general and administrative expense because the products related to that goodwill are out-of-date and will likely produce only minimal future sales.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments, primarily money market mutual funds, with maturities of nine months or less at the time of purchase.

Accounts Receivable
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness. There is no Accounts Receivable as of September 30, 2011.

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

Inventory
Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of September 30, 2011.

Cost of Goods Sold
Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Advertising
Advertising expenses are recorded as general and administrative expenses as incurred. These expenses amounted to $5,814 for the quarter ended September 30, 2011.

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

Stockholders’ Equity
The Company had authorized three hundred Million 300,000,000 shares of common stock with a par value of $0.001 and 31,923,750 shares of common stock have been issued and total outstanding as of September 30, 2011. See Note I, “Common Stock” of Notes to Consolidated Financial Statements for detail.

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

NOTE B - BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

PROPERTY AND EQUIPMENT, net:

The carrying values of fixed assets as of September 30, 2011 were as follows:

Office Equipment	$6,155
Furniture and Fixtures	38,727
44,882
Less Adjustments and Depreciation
Accumulated Depreciation	(26,970)
Fixed assets, net of depreciation	$17,912

Depreciation expense is $1,657 for the nine months ended September 30, 2011.

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

Assets Measured at Fair Value on a Recurring Basis

As of September30, 2011, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of September 30, 2011:

	As of September 30, 2011
	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents:
Cash (1)	$1,062	$1,062

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the nine months ended that September 30, 2011 and concluded that there were no material impairment charges during each of these periods.

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

	(Unaudited)
	Nine Months Ended September 30
	2011	2011
Total revenue	$5,903	$-
Net loss	$(1,617,968)	$-
Basic and diluted loss per share	$(0.02)	$-

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

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2011 are as follows:

Deferred tax assets:
Net operating loss	$1,617,968
Income tax rate	34%
550,109
Less valuation allowance	(550,109)
$-

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the nine months ended September 30, 2011, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  On September30, 2011, the Company had approximately $1,617,968 of federal and state net operating losses respectively.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the nine months ended September 30, 2011 is as follows:

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

On December 19, 2008, Bryan Hammond, an officer of the Company, obtain American Express Gold card for operating expenses throughout years of operations.  The credit card had a balance owed of $3,468 at September 30, 2011.

On June 16, 2009, the Company has a related-party loan from Mark Hammond, an officer of the Company, with non-interest bearing totaled $231 as of March 31, 2011 and December 31, 2010. There was no formal agreement for these unsecured advances which are due on demand.

The eight convertible notes in the following amounts were issued to Amalfi Capital during the nine months ended September 30, 2011 are related party transactions as Amalfi Capital holds the Company’s shares:

$10,000 on January 24, 2011
$25,000 on January 28, 2011
$25,000 on February 9, 2011
$15,000 on March 17, 2011
$15,000 on April 18, 2011
$10,000 on May 17, 2011
$7,500 on June 13, 2011
$2,500 on June 24, 2011
Total = $110,000

NOTE G – NOTES PAYABLE

On July 6, 2007, the Company issued an unsecured promissory note in the amount of $50,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall originally be payable on February 6, 2009.  As of September 30, 2011, the outstanding balance with accrued interest was $79,907.  No interest was paid as of September 30, 2011.

On March 9, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on September 30, 2011.  As of September 30, 2011, the outstanding balance with accrued interest was $8,774.  No interest was paid as of September 30, 2011.

On March 23, 2010, the Company issued an unsecured promissory note in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on September 30, 2011.  As of September 30, 2011, the outstanding balance with accrued interest was $29,093.  No interest was paid as of September 30, 2011.

On December 3, 2010, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on September 30, 2011.  As of September 30, 2011, the outstanding balance with accrued interest was $10, 519.  No interest was paid as of September 30, 2011.

On December 29, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on September 30, 2011.  As of September 30, 2011, the outstanding balance with accrued interest was $7, 804.  No interest was paid as of September 30, 2011

On January 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on January 24, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $10,344.  No interest was paid as of September 30, 2011.

On January 28, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on January 28, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $25,838.  No interest was paid as of September 30, 2011.

On February 9, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on February 09, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $25, 773.  No interest was paid as of September 30, 2011.

On March 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on March 17, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $15, 345.  No interest was paid as of September 30, 2011.

On April 8, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 8, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $7,636.  No interest was paid as of September 30, 2011.

On April 18, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on April 18, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $15, 240.  No interest was paid as of September 30, 2011.

On May 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on May 17, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $10,096.  No interest was paid as of September 30, 2011.

On June 2, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 2, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $10,061.  No interest was paid as of September 30, 2011.

On June 13, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $7,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June 13, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $7,528.  No interest was paid as of September 30, 2011.

On June 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $2,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June, 2012.  As of September 30, 2011, the outstanding balance with accrued interest was $2,503.  No interest was paid as of September 30, 2011.

On June 28, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 2, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $6,503.  No interest was paid as of September 30, 2011.

On July 1, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 1, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $6,629.  No interest was paid as of September 30, 2011.

On July 21, 2011, the Company issued an unsecured promissory note in the amount of $2,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 1, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $2,031.  No interest was paid as of September 30, 2011.

On July 26, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 26, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $7,608.  No interest was paid as of September 30, 2011.

On August 5, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 5, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $8,604.  No interest was paid as of September 30, 2011.

On August 8, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 5, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $8,598.  No interest was paid as of September 30, 2011.

On August 24, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 24, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $5,040.  No interest was paid as of September 30, 2011.

On September 13, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on September 13, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $7,527.  No interest was paid as of September 30, 2011.

As of September 30, 2011, the fair value of the shares underlying the convertible promissory note issued to Explore Anywhere Holding was estimated to be a total of $103,270 using the Black-Scholes pricing model with a volatility of 28% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.23 current price of the underlying per share, and a risk-free interest rate of 0.00%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and the value of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $75,000 at the time of each issuance provided to ExploreAnywhere Holding in connection with the Convertible Note up to and including September 30, 2011. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense for the Beneficial Conversion Features or BCF in the amounts of $7,123 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Explore Anywhere Holding Corp., Convertible Notes:

On January 24, 2011, the Company had unsecured convertible promissory notes from Amalfi Coast Capital in the total amount of $75,000 at 8% simple annual interest rate with a conversion price of $.05 per share.  At the time the convertible promissory notes were issued, the stock value of the current fair market valued greater than the proceeds of the convertible promissory notes.  Accordingly, we recorded a current fair market value of $0.26 per share in January 24, 2011 and $0.23 per share on September 30, 2011, which are greater than the convertible promissory note with a conversion option of $0.05 per share.

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

As of January 24, 2011 the fair value of the shares underlying the convertible promissory note to Explore Anywhere Holding during 2011 was estimated to be $75,000 using the Black-Scholes pricing model with a volatility of 0.00% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.26 current price of the underlying per share as of February 24, 2011, and a risk-free interest rate of 0.00%. As of September 30, 2011, the fair value of the shares underlying the convertible promissory note issued to Explore Anywhere Holding was estimated to be a total of $110,000 using the Black-Scholes pricing model with a volatility of 28% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.23 current price of the underlying per share, and a risk-free interest rate of 0.00%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and the value of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $75,000 at the time of each issuance provided to ExploreAnywhere Holding in connection with the Convertible Note up to and including September 30, 2011. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense in the amounts of $7,123 and $0 for the nine months that ended September 30, 2011 and 2010, respectively.

The following is the summary of the notes payable with related accrued interest as of 9/30/2011:

Loan amount	Date of Note	Interest Rate	Interest for the 9 months ended September 30, 2011	Maturity Date

$50,000	07/06/07	8%	$11,956	2/6/2009
7,500	03/09/10	8%	299	3/31/2011
25,000	03/23/10	8%	997	3/23/2011
10,000	12/03/10	8%	399	3/31/2011
7,500	12/29/10	8%	299	3/31/2011
10,000	01/24/11	8%	346	1/24/2012
25,000	01/28/11	8%	844	1/28/2012
25,000	02/09/11	8%	778	2/9/2012
15,000	03/17/11	8%	348	3/17/2012
7,500	04/08/11	8%	151	4/8/2012
15,000	04/18/11	8%	302	4/18/2012
10,000	05/17/11	8%	202	5/17/2012
10,000	06/02/11	8%	202	6/2/2012
7,500	06/13/11	8%	151	6/13/2012
2,500	06/24/11	8%	50	6/24/2012
6,500	06/28/11	8%	131	6/28/2012
6,500	07/01/11	8%	130	7/1/2012
2,000	07/21/11	8%	31	7/21/2012
7,500	07/26/11	8%	108	7/26/2012
8,500	08/05/11	8%	104	8/5/2012
8,500	08/08/11	8%	99	8/8/2012
5,000	08/24/11	8%	41	8/24/2012
7,500	09/13/11	8%	28	9/13/2012
$279,500			$17,998

(13,853) minus discount of beneficial conversion feature, $265,647

NOTE H – COMMON STOCK

Following is the activity for the Company’s shares of common stock during the nine months ended September 30, 2011:

Shares
Shares outstanding January 1, 2011	262,500,000
Issued February 4, 2011	2,613,750
Retired February 9, 2011	(233,190,000)
Shares outstanding September 30, 2011	31,923,750

On February 04, 2011, the Company has acquired ExploreAnywhere, Inc. assets and core technologies such as IP, R&D, and customer relations, etc. and issue 2,613,750 shares of stock to Explore Anywhere, Inc, refer to NOTE E ”Business Combination” above for detail.  On February 09, 2011, Fernando Garcia, the Company’s largest shareholder, has retired 233,190,000 of its common stock.

NOTE I - GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment
The following table presents goodwill balances and the movements during the nine months ended September 30, 2011:

Balance as of December 31, 2010	$-
Goodwill acquired during the nine months ended September 30, 2011	1,321,884
Impairment charge (during the nine months ended September 30, 2011)	(1,321,884)

Balance as of September 30, 2011	$-

As discussed above, goodwill acquired during the quarter ended March 31, 2011 represents the goodwill of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for details.

During the quarter year that ended September 30, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demands, lack of design for use in major Internet applications such as Facebook, Twitter and others.  Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be acquired from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011.

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

Acquisition related intangible assets

The carrying values of the Company’s amortized acquired intangible assets as of the quarter ended September 30, 2011 are as follows:

		Accumulated
		Amortization and
	Gross	Write-off (incurred during the nine months ended September 30, 2011)	Net

Customer relationships acquired during the nine months ended September 30, 2011	20,000	(20,000)	0

Total	$20,000	$(20,000)	$0

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

During the year ended September 30, 2011, management recognized that the existing core technology that the Company purchased from Explore Anywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. And the competitors have much more features than the existing software developed by Explore Anywhere, Inc.  Also the new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed. The Company recognized a $20,000 “Impairment loss on acquisition-related intangible assets” at Explore Anywhere, Inc., under “Selling, general and administrative” in the Consolidated Statement of Operations for the quarter that ended March 31, 2011.

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

The following present total revenue by geographic region for the six months period ended June 30, 2011 and for the nine months period ended September 30, 2010:

	Six Months Ended June 30,	Nine Months Ended September 30,
	2011	2011
Revenues:
United States - product sales	$4,214	$1,689

Total revenues	$4,214	$1,689

NOTE K – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of September 30, 2011, the Company has incurred net operating losses of $1,617,968 for the nine months and the nine months then ended. The Company has a working capital deficit of $396,070 as of September 30, 2011.

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

Legal Proceedings
The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the nine months that ended September 30, 2011.

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

NOTE L – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the nine months ended September 30, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures required.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 2011, we had working capital deficit of $415,193 (December 31, 2010: $14,122).  At September 30, 2011 our assets consisted of cash of $1,062, compared to no assets as of December 31, 2010.

At September 30, 2011, our total current liabilities were $415,193, compared to $14,122 as at December 31, 2010. The reason for the increase in our current liabilities was the increase of our operations caused by the acquisition of ExploreAnywhere Inc.

As of November 12, 2011, our cash balance is approximately $4,222, which will meet our operating requirements for only one (1) week. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

Result of Operations

Comparison of the Nine Months ended September 30, 2011 and September 30, 2010.

Revenue

We recognized $5,903 in revenue for the nine (9) months ended September 30, 2011 (September 30, 2010: Nil). Cost of goods sold for the nine (9) months ended September 30, 2011, were Nil (September 30, 2009: Nil), resulting in a gross profit of $5,903 (September 30, 2010: Nil).

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

Costs and Expenses

For the nine (9) months ended September 30, 2011, operating expenses were $1,527,198 (Nil for the nine (9) months end September 30, 2010). The increase was principally due to the discontinuance of our prior business and the consolidation of our subsidiary ExploreAnywhere, Inc., which we acquired in February 2011.

Operating expenses during the nine (9) months ended September 30, 2010, consisted of general and administration of $1,518,354 and sales and marketing of $8,843.

During the nine (9) month period ended September 30, 2011, we recognized a net loss of $1,611,629 compared to a net loss of nil for the nine-month period ended September 30, 2010. The increased loss of $1,611,629 was due to an increase in our activities over the prior period as discussed above.

From inception to September 30, 2011, we have incurred an accumulated deficit of $2,434,029 (December 31, 2010: $822,330).

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

Comparison of the Three Months ended September 30, 2010 and September 30, 2011.

Revenue

We recognized $1,689 in revenue for the quarter ended September 30, 2011 (September 30, 2010: Nil). Cost of goods sold for the quarter ended September 30, 2011, were Nil (September 30, 2010: Nil), resulting in a gross profit of $1,689 (September 30, 2010: $0).

Costs and Expenses

For the quarter ended September 30, 2011, operating expenses were $66,743 ($0 for the quarter end September 30, 2010). The increase was principally due to the discontinuance of our prior business and the consolidation of our subsidiary ExploreAnywhere, Inc., which we acquired in February 2011.

Operating expenses during the three (3) months ended September 30, 2010, consisted of general and administration of $60,929 and sales and marketing of $5,814.

During the three (3) month period ended September 30, 2011, we recognized a net loss of $89,360 compared to a net loss of nil for the nine-month period ended September 30, 2010. The increased loss of $89,360 was due to an increase in our activities over the prior period as discussed above.

Off Balance Sheet Arrangements.

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Section 302 Certification – President and principal executive officer.

31.2	Section 302 Certification – CFO, principal financial officer and principal accounting officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and principal executive officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO, principal financial officer and principal accounting officer.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of January, 2011.

EXPLORE ANYWHERE HOLDING CORP.

Date: November 14, 2011	/s/ Bryan Hammond
BRYAN HAMMOND
President and Member of the Board of Directors
(Principal Executive Officer)

Date: November 14, 2011	/s/ Khris Thetsy
KHRIS THETSY
CFO (Principal Financial and Principal Accounting Officer)