Form 10-Q/A
period 2011-09-30
EXPLORE ANYWHERE HOLDING CORP
filed 2011-11-15
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

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

	(Unaudited)
	Nine Months Ended September 30
	2011	2011
Total revenue	$5,903	$-
Net loss	$(1,611,699)	$-
Basic and diluted loss per share	$(0.02)	$-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of November, 2011.

EXPLORE ANYWHERE HOLDING CORP.

Date: November 15, 2011	/s/ Bryan Hammond
BRYAN HAMMOND
President and Member of the Board of Directors
(Principal Executive Officer)

Date: November 15, 2011	/s/ Khris Thetsy
KHRIS THETSY
CFO (Principal Financial and Principal Accounting Officer)