Form 10-K
period 2011-12-31
EXPLORE ANYWHERE HOLDING CORP
filed 2012-04-05
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

EXPLORE ANYWHERE HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0319470
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

6150 WEST 200 SO., #3, Wabash, Indiana	46992
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 877.539.5644

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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
Yes [X] No [  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

Net revenues for our most recent fiscal year: $0.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (June 30, 2011): $0.235. b) The number of outstanding shares, not including shares held by affiliates (officers, directors and 10% shareholders) as of June 30, 2011 is 17,423,750.

Number of common voting shares issued and outstanding as of April 5, 2012: 31,923,750 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990)

Transitional Small Business Disclosure Format (Check one): Yes [X]No [  ]

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

Since inception until March 2010, we operated as a broker of structural wood materials. In March 2010, our former CEO/President, Mr. Boyd Applegate started to suffer from ill-health and our operations underwent a slow and consistent demise. We therefore decided to change our business focus and look for other opportunities and discontinue the sale of structural wood materials. We identified a target company in the area of computer monitoring software, known as ExploreAnywhere, Inc. We closed on the acquisition of ExploreAnywhere on February 4, 2011.

ExploreAnywhere is in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities. Our company’s business is more fully described below.

Business Development

ExploreAnywhere Inc. (referred to herein as “Explore”) was incorporated in the State of New Hampshire in 2002. In November 2007, Explore was reincorporated as a Nevada corporation. Explore has not been in bankruptcy or receivership at any time. Other than as described below, Explore has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

On December 20, 2010, Explore and its shareholders entered into a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of Explore from its shareholders in exchange for 2,613,750 shares of the Company's common stock (the “Share Exchange”). On February 4, 2011, the Company, Explore and Explore’s shareholders closed the Share Exchange and Explore is now a wholly-owned subsidiary of the Company. The Company is presently continuing the development of the software technology initiated by Explore.

Business

Principal Products

We are in the business of selling computer monitoring software, and currently sell two computer software monitoring products, “Spybuddy 2012” and “Keylogger PRO 2012.” We began selling Spybuddy 2012 and Keylogger PRO 2012 on November 5, 2011. At the same time, we discontinued the sale of three products: two software products “Mobile Spy” and “Sniper Spy” (of which the Company sold as an affiliate), and a hardware product “Keylogger HRD 2010” (of which the Company re-sold as a branded product) of which all were not designed or developed by the Company and had only nominal sales.

We designed and developed both Spybuddy 2012 and Keylogger PRO 2012 with the help of paid outside contract software programmers. Spybuddy 2012 and Keylogger PRO 2012 are computer monitoring software products that offer customers the ability to record a variety of their home computer activity such as keystrokes typed and screenshots. All recorded data is capable of being viewed remotely by the customer through the ExploreAnywhere Customer Account.

Spybuddy 2012 is intended to completely replace Spybuddy 2009, of which we no longer offer or support, and Keylogger PRO 2012 is a “re-introduction” of the Keylogger PRO product name (a software keylogger sold by the Company prior to 2007). Both Spybuddy 2012 and Keylogger PRO 2012 share the same software code, this means that the two are technically the same product, but where Keylogger PRO 2012 is an “economy” version that does not have all of the Spybuddy 2012 features. Both Spybuddy 2012 and Keylogger PRO 2012 are only compatible with the Windows operating systems XP, Vista, and 7.

Additionally, we believe it is important to note the following regarding both Spybuddy 2012 and Keylogger PRO 2012:

•
Both products are being offered under terms representing a different business model than has previously been offered for these products - previously, they were both sold as stand-alone products for a one-time purchase price, whereas now they are being offered as subscription products with a one-year license fee.

•
At the time of purchase, customers must also agree to automatically be charged for the second year's license fee in order to continue using either product beyond the first year from their original purchase and activation date. The Company believes that this is a significant change in its business model and cannot anticipate the immediate or future success of this model.

•
The remote viewing capabilities of both products require the Company to maintain server space to store customer recorded data. As a result, the Company will incur additional support costs as well as additional variable costs per customer. However, these costs cannot yet be estimated and may only be known at a future date if the Company ever achieves a yet undetermined volume of customers. Thus, at this time, we cannot anticipate the immediate or future success of this model.

•
 Both products are offered at new price points, Spybuddy 2012 is offered at $59.99 U.S. dollars (an increase from Spybuddy 2009’s $49.95 U.S. dollar price) and Keylogger PRO 2012 is being offered at $29.99 U.S. dollars.

We sell our products through our website and through various third party affiliate channels. The company does not presently sell within any physical retail stores. We have a goal to continue development of the Spybuddy 2012 and Keylogger PRO 2012 code base in order to potentially offer more Company products that have different feature sets and different price points.

Distribution Methods

We sell our software products in a digital download format. We get the majority of our sales through our website, exploreanywhere.com, we also get sales through a limited network of online affiliate websites. Plimus.com and Regnow.com (affiliate and payment processors) serve as payment processors for all of our exploreanywhere.com and affiliate sales. When affiliates sell our products on their own individual websites, the payments are collected by Plimus and Regnow, who then pay Explore minus a commission. Similarly, when customers purchase our products directly from our website exploreanywhere.com, Plimus processes all customer payments and pays Explore minus a commission.

 Competitive Business Conditions

We believe that computer monitoring is a timely concern, and that our products offer parents and employers an affordable solution to Internet dangers such as online child predators, cyberbullying, and improper employee Internet use. We believe that the market consists of multiple opportunities including child monitoring, use in educational organizations, business employee monitoring, and numerous other avenues which we believe are critical to expanding our business.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to offer computer monitoring software. Currently, we consider the primary leaders of our industry to be SpectorSoft Corporation and Awareness Technologies. Neither of these companies is publicly traded, and thus public information is limited. However, both publish limited financial and operational data in the “Inc. 5000” list available at http://www.inc.com/inc5000/welcome . The 2011 Inc. 5000 list listed SpectorSoft Corporation reporting their 2007 revenue as $15.4 million and 2010 revenue as to $19.1 million, and Awareness Technologies reporting their 2007 revenue as $4.9 million and 2010 revenue as $7.1 million.

We expect that SpectorSoft Corporation and Awareness Technologies will increasingly use their financial and engineering resources to compete within the computer monitoring software market. Both SpectorSoft and Awareness Technologies have more full time employees than we do (in SpectorSoft’s case, currently more than 40 times as many). Both SpectorSoft and Awareness Technologies have significantly more cash resources than we do. Both of these companies also have longer operating histories. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively in marketing efforts. Both SpectorSoft and Awareness Technologies also have a broader range of products and services than we do.

We will use all strategies available to us in our limited financial position to attempt to gain a competitive edge in this market. We currently have only been able to engage in limited ($1,000 per month) search engine optimization (SEO) as our only marketing mechanism. We believe that growing our Internet presence and customer base significantly will require working capital resources far greater than what we currently possess. Our current minimal revenues do not support our ongoing operations, and will not be able to support our planned growth strategies. We must secure additional funding in order to sustain operations for the next twelve (12) months. We believe that we must raise approximately $250,000 through the sale of debt or equity for us to sustain operations through the next twelve (12) months.  This amount of capital has been budgeted to sustain our existing operations and to begin a marketing and sales campaign that is greater than our current limited $1,000 per month search engine optimization marketing efforts. We have not budgeted for salary compensation for any of our executives, except for Khris Thetsy our Chief Financial Officer who collects contracted fees payable to his consulting company, iCFO Consulting. We can provide no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flow from sales will ever be adequate to maintain our business.

- Employee Monitoring

Exposure to the risks of inefficient employees and other improper time uses will likely only increase as a concern of businesses. We believe that our products offer businesses an affordable solution to their employee monitoring needs.

- Parental Control and Child Monitoring

Parents must continually question “What are kids really up to on the computer?”

Online sexual predators are an unfortunate and persistent issue. The tragic occurrence of their exploits has been widely publicized by the media, especially television programs such as Dateline NBC, have brought awareness of these dangers to many American households.

Furthermore, in addition to the dangers posed by adults on the Internet, parents today face the growing threat of “cyberbullying” whereby other children extend face-to-face bullying to e-mail, Internet chat rooms, and social networking websites. Current research by the Cyber Bullying Research Center (www.cyberbullying.us) indicates that 15-35% of teenagers have experienced some form of “cyberbullying.”

We believe that our products offer parents an affordable solution in monitoring their children’s Internet activities.

Explore does not expect that any government regulations will have an effect on its business.

Explore estimates it will expend $20,000 - $30,000 on research and development during the next 12 months. Such estimates are based on our goals to continue to enhance our existing software functionality by adding new features and capabilities, and to prepare our products for Windows 8 compatibility (the next Microsoft operating system expected to reach the market near the end of 2012 or early 2013). We can provide no assurance that the actual expenses we incur will not materially exceed these estimates.

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

We need additional working capital to fund our growth. However, we may not be able to access the capital we need on terms acceptable to us. If we can access financing, it may involve issuing debt or equity securities. Any issuance of convertible debt or equity securities will dilute the value of our current shares outstanding. If we issue debt securities or take loans from private investors, we may have to agree to certain covenants as a condition of those loans that restrict the manner in which we run our Company. In addition, if we cannot raise additional capital, it is likely that our potential growth will be restricted and we will be forced to scale back or curtail the implementation of our business plan. If we do not raise the additional capital, the value of your investment may decrease or become worthless.

We depend on the experience of our existing management team and the loss of either our Chairman of the Board or Chief Financial Officer would affect our ability to implement our business plan.

Our performance is substantially dependent on the performance of Bryan Hammond, our President and Chairman of the Board, and Khris Thetsy, our acting Chief Financial Officer.  Both executives are knowledgeable about our Company and business plan. The loss of the services of either of these key employees would require us to expend significant time and resources to seek an adequate replacement. We would also have to invest in training and educating such replacement about our business. We have limited resources and it may be difficult or impossible for us to offer compensation that would allow us to attract well-qualified executive officers. If any replacement has less experience than our existing executive officers or does not understand our business as well, we may not implement our business plan successfully. Without the expertise of Bryan Hammond and Khris Thetsy or immediate and qualified successors, we may be forced to curtail operations or close the business entirely.

Most of our personnel, including Bryan Hammond, remain uncompensated and have been so for years, we may be unable to retain or continue to motivate these personnel if we continue to not compensate them.

Our performance is substantially dependent on the performance of Bryan Hammond, our President and Chairman of the Board. The loss of the services of Bryan Hammond would require us to expend significant time and resources to seek an adequate replacement. We have not compensated Bryan Hammond in over two years, and we have never compensated our other officer Oliver Nelson and other director William Corso. Our limited financial resources have made it impossible for us to offer salary compensation. We have no equity compensation plans. We also have no employment agreements with these officers and directors. We cannot be certain how long these officers and directors will remain with the Company without compensation. Without the expertise of Bryan Hammond or an immediate and qualified successor, we may be forced to curtail operations or close the business entirely.

If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow our business effectively.

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Any possibility of future success depends on our  ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization, as well as to identify, contract with, motivate and retain contract personnel on an outsourced basis for  software development projects. Competition in our industry for qualified employees and contractors is intense. Our  ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and to retain contract personnel. As we become a more mature company, we may find our recruiting efforts more challenging.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may struggle to grow our business.

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

Our computer monitoring software may not be accepted by the market.

Our success depends on the acceptance of our products in the marketplace.  Market acceptance will depend upon several factors, including (i) the desire of consumers and corporations for the ability to monitor activities on their computers and (ii) our ability to market to those individuals and corporations who wish to monitor the use of their computers.  A number of factors may inhibit acceptance of our products, including (i) the existence of competing products, (ii) our inability to offer comparable capabilities and features with that of other competing software products (iii) our inability to convince consumers that they need to pay for the products and services we offer, (iv) our inability to convince corporations that they need to pay for the products and services we offer or (v) failure of individuals and corporations to use our products.  If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and result in a lower stock price.

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

Internet technology, software applications and related infrastructure are rapidly evolving. Our ability to compete depends on our ability to develop new technologies and products as well as our ability to improve the performance and reliability of our current products and services. We may not be able to keep pace with technological advances and our products may become obsolete. Our current software products only support the “Microsoft Windows” operating system, and specifically only support Windows XP, Vista, and Windows 7. We are aware that the Microsoft Corporation is expected to release a new version of Windows (“Windows 8”) near the end of 2012 or early 2013. Our products, at present, will not support “Windows 8,” we will need to expend significant development resources in order to attempt to support this new operating system. Without additional working capital from outside funding sources we will not be able to undertake such an attempt. We may not be successful in accomplishing “Windows 8” compatibility, and as a result our products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

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

Our auditors’ report for the year ended December 31, 2011 includes a “going concern” explanatory paragraph.

As of December 31, 2011 and 2010, we had an accumulated deficit of $2,501,469 and $822,330, respectively. As a result of recurring losses from operations and the significant amount of accumulated deficit as of December 31, 2011, our auditors’ report for year ended December 31, 2011 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” We require additional capital in order to conduct our operations for any reasonable length of time. In the event that we are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

Additionally, the former shareholders of Explore may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of April 5, 2012, 1% of our issued and outstanding shares of common stock were equal to approximately 319,238 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We may not realize the benefits that we hoped to receive as a result of the acquisition of Explore, which include:

•	access to the capital markets of the United States;
•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;
•	the ability to use registered securities to make acquisition of assets or businesses;
•	increased visibility in the financial community;
•	enhanced access to the capital markets;
•	improved transparency of operations; and
•	perceived credibility and enhanced corporate image of being a publicly traded company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Explore does not own any property or real estate. Explore uses for its office space a residence owned by a family member of William Corso, one of our executive officers and board members. Explore uses this residence without any accrual of rental fees or other charges. However, there is no agreement guaranteeing the Company a set term of use or the right of continued use of this property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the filing date of this Form 10-K, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. REMOVED AND RESERVED

N/A.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our common stock, par value $0.001 per share, is approved for quotation on the OTCMarkets.com under trading symbol “EAHC”. There is no established market for our stock. No quotes for a bid price for our stock existed prior to December 10, 2009. Therefore, no information for the first three (3) quarters of 2009 is provided below.

Fiscal Year Ended December 31, 2011,

Quarter Ended	March 31, 2011	June 30, 2011	Sept. 30, 2011	December 31, 2011

High	$0.549	$0.38	$0.31	$0.228
Low	$0.12	$.12	$0.14	$0.12

Fiscal Year Ended December 31, 2010,

Quarter Ended	March 31, 2010	June 30, 2010	Sept. 30, 2010	December 31, 2010

High	$0.11	$0.21	$7.00	$12.00
Low	$0.05	$0.11	$0.14	$0.19

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

(b) Holders

As of March 16, 2012, 31,923.750, shares of common stock are issued and outstanding.  There are approximately 28 shareholders of record of our common stock.

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

(c) Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock.  In addition, we currently have no plans to pay such dividends.  However, even if we wish to pay dividends, we may be restricted from distributing dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient dividend distributions from and of ExploreAnywhere. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.  See “Risk Factors.”

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

None

Use Of Proceeds From Sale Of Registered Securities

Not applicable.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 2011, we had a working capital deficit of  $433,334 compared to $14,122 working capital deficit as of December 31, 2010.  At December 31, 2011, the Company has $21,255 total assets.  This compared to our assets as of December 31, 2010, we had no assets.

At December 31, 2011, our total current liabilities increased to $436,264 compared to $14,122 as of December 31, 2010. We recognized $6,007 revenue for the year ended December 31, 2011 compared to $0 revenue recognized for the year ended December 31, 2010.

Result of Operations

For the year ended December 31, 2011, operating expenses were $1,612,591compared to $15,616 operating expenses for the year end December 31, 2010. Operating expenses for the year end December 31, 2011, consisted of general and administration costs, sales and marketing and research and development cost.

We earned other income (expenses) in the form of forgiveness of shareholder’s loan in the amount of $0 for the year ended December 31, 2011compared to $73,291 income from forgiveness of shareholder’s for the year ended December 31, 2010. We had $66,548 in interest expenses for the year December 31, 2011 which included $120,833 interest on beneficial conversion features and loan from outside lenders less $54,285 warrant liabilities reclassification from prior years. As of December 31, 2010, we did not incur any interest expenses.

From inception to December 31, 2011, we have incurred an accumulated deficit of $2,501,469 compared to $822,330 accumulated deficit as of December 31, 2010.

As of March 29, 2012, our cash balance is approximately $13,500. We expect that this amount of cash will meet our cash overhead requirements for only three (3) weeks. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

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

As of December 31, 2011, the company owed 243,003 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this annual report, nine (9) of the notes, totaling $175,000 in principal, have already matured but have not been repaid. We are therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates through the rest of the 2012 calendar year. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officer

The following persons are our executive officers and directors as of March 1, 2011 and hold the positions set forth opposite their respective names.

Name	Age	Position

Oliver Nelson	28	Chief Executive Officer, Secretary, and Treasurer

Bryan Hammond	27	President and Chairman of the Board

Kris Thetsey	39	Chief Financial Officer

William Corso	28	Director

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

Biographies

Mr. Oliver Nelson - Chief Executive Officer/Secretary/Treasuer

Mr. Nelson is an advertising and marketing professional with a diverse background that includes experience in both the b2b and b2c realms. He has managed national marketing projects for private and public organizations ranging from traditional direct mail efforts to modern search marketing pay per click campaigns. From April 2010 to the present, Mr. Nelson has been a marketing analyst for Yodle, a digital advertising agency. In that position, Mr. Nelson has been responsible for deploying and executing new accounts while monitoring and improving existing accounts. From August 2006 through August 2009, Mr. Nelson was a Senior Coordinator - Marketing for College Coach, a division of Bright Horizons Family Solutions LLC, in Watertown, Massachusetts. In that position, Mr. Nelson was responsible for executing marketing campaigns including all e-marketing PPC search, affiliate, and SEO initiatives. From August 2008 to June 2009, Mr. Nelson served as a consultant to ExploreAnywhere, Inc., which is now the Company's wholly-owned subsidiary, to provide advice on all aspects the company’s business operations. From September 2005 to October 2007, Mr. Nelson served as Chief Marketing Officer for Search Rate Technologies LLC, a start-up search engine software company located in Boston, Massachusetts. Mr. Nelson graduated from the Boston College Carroll School of Management in 2006 with a Bachelors of Science Degree in marketing. Mr. Nelson has a significant entrepreneurial background and has served several start-up organizations in various capacities. In addition, Mr. Nelson is a commissioned officer graduate of the United States Army Intelligence School and is a member of the MI Corps of the United States Army. In this role, he has acquired direct experience deploying and operating computer surveillance software.

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

Mr. William Corso – Member of the Board of Directors

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

Name	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report

Oliver Nelson – CEO, Secretary, Treasurer	1	1	0

Bryan Hammond – President, Chairman of the Board	1	1	0

Khris Thetsy – Acting CFO	0	0	0

William Corso – Director	2	1	0

Jose Fernando Garcia – 10% shareholder	0	0	2

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

ITEM 11. EXECUTIVE COMPENSATION

Except as provided below, Explore’s executive’s currently do not draw any salary. Our Chief Financial Officer, Mr. Khris Thetsy was paid fees in the amount of $25,110.00and there was an additional $3,600.00in fees that were earned but not paid. All amounts earned by Mr. Thetsy are payable to his consulting company, iCFO Consulting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the closing date of the Exchange, March 16, 2012, regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Explore Anywhere Holding Corp., 6150 West 200 South, #3, Wabash, Indiana. The percentages stated in the following table are based upon 31,923,750 shares issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)

Oliver Nelson -	-0-	-0-
Chief Executive Officer /Secretary/Treasurer

Bryan Hammond -	-0-	-0-
President/Chairman of the Board

Khris Thetsey –	-0-	-0-
Chief Financial Officer

William Corso –	-0-	-0-
Director

All officers and directors	-0-	-0-
as a group (3 individuals)

5% Shareholders	14,925,000	46.8%
Jose Fernando Garcia
4116 Antique Sterling Ct.
Las Vegas, NV 89129

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Sam Kan & Company, during the years ended December 31, 2011 and 2010, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2011, was $17,400 and $8,000, respectively.

Audit Related Fees.

We incurred no fees to our auditors for audit related fees during the fiscal years ended December 31, 2011 and 2010.

Tax Fees.

We incurred no fees to our auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2011 and 2010.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2011 and 2010.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation*

3.2	By-laws*

31.1	Section 302 Certification – President

31.2	Section 302 Certification – CFO

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

* Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of April 2012.

EXPLORE ANYWHERE HOLDING CORP.

Date: April 5, 2012	By: /s/ Bryan Hammond
Name: Bryan Hammond
Title: Chairman of the Board/President, principal executive officer

Date: April 5, 2012	By: /s/ Khris Thetsy
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

By: /s/ Bryan Hammond
Name and Title: Bryan Hammond, Chairman of the Board and President, principal executive officer
Date: April 5, 2012

By: /s/ Oliver Nelson
Name and Title: Oliver Nelson, Chief Executive Officer, Secretary/Treasurer
Date: April 5, 2012

By: /s/ William Corso
Name and Title: William Corso, Member of the Board of Directors
Date: April 5, 2012

EXPLORE ANYWHERE HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

For the year ended December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Explore Anywhere Holding Corporation

We have audited the accompanying consolidated balance sheets of Explore Anywhere Holding Corporation (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, consolidated changes in stockholders' equity (deficit), and consolidated cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to from the above presented fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended were in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note K to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company

March 30, 2012
Alameda, California

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET
AUDITED

	December 31, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$2,930	$-
Total current assets	2,930	-

Office equipment, furniture and fixtures, net	18,325	-

Total assets	$21,255	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$82,154	$2,022
Accrued Interest	34,408	-
Convertible Notes payable, net of BCF discount	215,750	-
Loan from outside lenders	89,089	-
Loan from shareholders	-	12,100
Warrant liability	13,402	-
Deferred revenue	1,461	-
Total current liabilities	436,264	14,122

Total long-term liabilities	-	-

Total liabilities	436,264	14,122

Stockholders' (deficit) equity
Common stock, $.001 par value; 300,000,000 shares authorized, 31,923,750 and 262,500,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010	31,924	262,500
Additional paid-in capital	2,054,536	545,708
Accumulated deficit	(2,501,469)	(822,330)
Total stockholders' (deficit) equity	(415,009)	(14,122)

Total liabilities and stockholders' (deficit) equity	$21,255	$-

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
AUDITED

	For the Year Ended December 31,
	2011	2010

Revenues	$6,007	$-
Cost of sales	-	-

Gross profit	6,007	-

Operating Expenses
Research and development	85,857	-
Sales and marketing	23,671	-
General and administrative	1,509,070	15,616
Total operating expenses	1,618,598	15,616

Loss from operations	(1,612,591)	(15,616)

Interest and Other Income (expense)
Interest income (expense)	(66,548)	-
Other income (expense)	-	73,291
Total interest and other income (expense)	(66,548)	73,291

Income (loss) before income taxes	(1,679,139)	57,675

Provision for income taxes	-	-

Net income (loss)	$(1,679,139)	$57,675

Net loss per share of common stock:
Basic	$(0.03)	$-

Weighted average number of shares outstanding	56,596,469	262,500,000

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
AUDITED

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities
Net Income (loss)	$(1,679,139)	$57,675
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	3,858	-
Loan forgiven by shareholder	-	(73,291)
Interest expense associated with beneficial conversion feature	89,089	-
Impairment loss on goodwill	20,000	-
Impairment loss on acquisition-related intangible assets	1,321,884	-
Fair value of common stock warrants	13,402	-
Changes in operating assets and liabilities:
Accounts payable	41,602	2,022
Accrued expense and other liabilities	(11,220)	-
Accrued Interest	18,343	-
Deferred revenue	1,461	-
Net cash used by operating activities	(180,720)	(13,594)

Cash flows from investing activities
Equipment purchases	-	-
Intangible acquisition	-	-
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
Loan(s) from outside lenders	115,750	12,100
Repayment of shareholder loan	(12,100)	-
Convertible Notes payable	80,000	-
Net cash provided by financing activities	183,650	12,100

Net change in cash and cash equivalent	2,930	(1,494)

Cash and cash equivalent at the beginning of year	-	1,494

Cash and cash equivalent at the end of year	$2,930	$-

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Forgiven Note Payable in connection with the transfer of common stock	$-	$73,291

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (loss)	Total Stockholders’ Equity

Beginning balance at 12/31/10	262,500,000	$262,500	$545,708	$(822,330)	$-	$(14,122)

Net Income (Loss)				(1,679,139)		(1,679,139)

Retirement of common stock at acquisition in Feb 2011.	(233,190,250)	(233,190)	233,190			0

Issuance of common stock for the purchase of Explore Anywhere in Feb. 2011	2,614,000	2,614	1,160,638			1,163,252

Common Stock Warrants issued in connection with convertible loans			115,000			115,000

Ending balance at 12/31/11	31,923,750	$31,924	$2,054,536	$(2,501,469)	$-	$(415,009)

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Explore Anywhere, Inc., formerly known as ExploreAnywhere Software, LLC, is a privately held corporation incorporated in the state of Nevada, United States.  Originally founded in August of 2002, the Company specializes in computer monitoring solutions for parents, corporations, and educational facilities.

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

Business Combination
On February 4, 2011, Explore Anywhere Holding Corporation (formerly known as PorFavor Corporation), or the Company, a Nevada corporation (Pink Sheets: PFVR.PK - News), completed the acquisition of the assets, including the website, intellectual property, core technologies such as IP, R&D, and customer relations, etc and assumed the liabilities from Explore Anywhere, Inc.  In connection with the acquisition, the Company issued 2,613,750 shares of its common stock, with a fair market value of $1,163,119.  For details of the acquisition refer to Note D on “Business Combinations,” of Notes to Consolidated Financial Statements below for detail.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

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

Revenue Recognition
For internet sales, the Company recognizes revenue upon the online distribution of products to customers.  There is no technical support or warranty associated with the sale of its online software.  If customers have any problems with its software that cannot be easily resolved, the Company will fully refund the price. For retail sales, the Company recognizes revenue upon the shipment of products to retailer and records provisions for discounts to customers based on the terms of sale in the same period in which the related sales are recorded.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

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

During the quarter ended March 31, 2011, management recognized that the existing core technology that the Company purchased from ExploreAnywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. Moreover, its competitors have many more features than the existing software developed by ExploreAnywhere, Inc.  Also, some of the Company’s new software products, currently under development, were  not yet ready for market and had missed expected software release dates. The company did release two important new software applications on November 5, 2011: Keylogger PRO 2012 and Spybuddy(R).   However, since, for additional planned products, there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed.  The Company recognized a $20,000 “Impairment loss on acquisition-related intangible assets” under Selling, general and administrative in the Consolidated Statement of Operations For the quarter ended March 31, 2011.

The Company acquired the goodwill in February 2011 in the amount of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for details.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

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

Based on the results of the first step of the goodwill analysis, it was determined that ExploreAnywhere, Inc.’s net book value exceeded its estimated fair value as there is only highly limited potential for future revenue generated from the ExploreAnywhere, Inc.’s software. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of ExploreAnywhere, Inc. and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote off the $1,276,587 million goodwill at ExploreAnywhere, Inc. and recognized a goodwill impairment charge of $1,276,587 million under “Goodwill impairment” in the Consolidated Statements of Operations for the quarter ended March 31, 2011.  Moreover, during the quarter ended June 30, 2011 and September 30, 2011, the Company again evaluated the fair market value of its goodwill and decided to write off $23,297 and $22,000 of goodwill, respectively as "Impairment of goodwill" under general and administrative expense because the products related to that goodwill are out-of-date and will likely produce only minimal future sales.  As of December 31, 2011, the entire $1,321,884 goodwill has been written off as “Impairment of goodwill” under general and administrative expense.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments, primarily money market mutual funds, with maturities of nine months or less at the time of purchase.

Accounts Receivable
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness. There is no Accounts Receivable as of December 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

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

Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable.  The Company believes that the recorded values of all of our other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3: Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The fair value of the majority of our cash equivalents was determined based on “Level 1” inputs. The Company does not have any marketable securities in the “Level 2” and “Level 3” category. The Company believes that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions.

Inventory
Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of December 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

Cost of Goods Sold
Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Advertising
Advertising expenses are recorded as general and administrative expenses as incurred. These expenses amounted to $9,749 for the year ended December 31, 2011.

Research and Development
The Company starts to capitalize any development or programmer fees according to ASC 985-20 when the software development stage reaches the feasibility period.  For the year ended December 31, 2011, the Company incurred $85,857 as software development under Research and Development as the product has not passed the feasibility period, all the software related development cost need to be expensed.

Stockholders’ Equity
The Company had authorized three hundred million (300,000,000) shares of common stock with a par value of $0.001 and 31,923,750 shares of common stock have been issued and total outstanding as of December 31, 2011. See Note I, “Common Stock” of Notes to Consolidated Financial Statements for detail.

Warrant Liabilities
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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

Reclassifications
Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net loss.

Litigation and Settlement Costs
Legal costs are expensed as incurred. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, we will accrue the minimum amount in the range. We are not presently involved in any legal proceedings, litigation or other legal actions.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. We do not anticipate that this amendment will have a material impact on our financial statements.

Effecting certain sections covered under ASU 2011-05,  in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05”.  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

NOTE B - BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

PROPERTY AND EQUIPMENT:

The carrying values of fixed assets as of December 31, 2011 were as follows:

Office Equipment	$6,155
Furniture and Fixtures	38,027
44,182

Less Adjustments and Depreciation
Accumulated Depreciation	(25,858)
Fixed assets, net of depreciation	$18,325

Depreciation expense is $3,858 for the year ended December 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

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

Assets Measured at Fair Value on a Recurring Basis
As of December 31, 2011, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2011:

	As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents:
Cash (1)	$2,930	$2,930

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the year ended December 31, 2011 and concluded that there were no material impairment charges during each of these periods.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

NOTE D - BUSINESS COMBINATIONS

Business Combination

On February 4, 2011, the Company acquired ExploreAnywhere, Inc., a privately-held company based in Kingston, NH that designed and developed a software monitoring product (“Spybuddy”), which can be used in the fourth quarter of 2011.  The acquisition of Explore is expected to expand and enhance the Company to increase the market share of the monitoring software sector. In connection with the acquisition, the Company issued 2,613,750 shares of its common stock at $0.445, representing 100% of its outstanding common stock, for a total purchase price of approximately $1,163,120. The goodwill from the acquisition is deductible for tax purposes. The purchase price was allocated to tangible and intangible assets and liabilities assumed, based on their estimated fair values as follows:

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

	(Unaudited)
	Year Ended December 31
	2011	2010

Total revenue	$6,007	$-
Net Income (loss)	$(1,679,139)	$57,675
Basic and diluted loss per share	$(0.03)	$-

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

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

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 are as follows:

Deferred tax assets:
Net operating loss	$(1, 679,139)
Income tax rate	34%
570,901
Less valuation allowance	(570,901)
$-

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the year ended December 31, 2011, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  On December 31, 2011, the Company had approximately  $570,901 of federal and state net operating losses respectively.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the year ended December 31, 2011 is as follows:

U.S. federal statutory income tax rate	34%
State tax – net of federal benefit	0%
34%
Increase in valuation allowance	(34%)
Effective tax	0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

NOTE F – RELATED PARTY TRANSACTIONS

On November 6, 2007, the Company filed Articles of Conversion from ExploreAnywhere Software, LLC, New Hampshire Jurisdiction, to ExploreAnywhere, Inc., Nevada Corporation. A plan of conversion has been adopted by the constituent entity in compliance with law of the Jurisdiction governing the constituent entity.

On December 19, 2008, Bryan Hammond, an officer of the Company, obtained American Express Gold card for operating expenses throughout years of operations.  The credit card had a balance owed of $ $3,707 at December 31, 2011.

On June 16, 2009, the Company has a related-party loan from Mark Hammond, an officer of the Company, with non-interest bearing totaled $0 as of December 31, 2011 and $231 as of December 31, 2010 and . There was no formal agreement for these unsecured advances which are due on demand.

The nine convertible notes in the following amounts were issued to Amalfi Coast Capital during the year ended December 31, 2011 are related party transactions as Amalfi Coast Capital holds the Company’s shares:

$10,000 on January 24, 2011
$25,000 on January 28, 2011
$25,000 on February 9, 2011
$15,000 on March 17, 2011
$15,000 on April 18, 2011
$10,000 on May 17, 2011
$7,500 on June 13, 2011
$2,500 on June 24, 2011
$5,000 on November 15, 2011
Total = $115,000

NOTE G – NOTES PAYABLE

On July 6, 2007, the Company issued an unsecured promissory note in the amount of $50,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall originally be payable on February 6, 2009.  As of December 31, 2011, the outstanding balance with accrued interest was $67,962.  No interest was paid as of December 31, 2011.

On March 9, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 9, 2011.  As of December 31, 2011, the outstanding balance with accrued interest was $8,588.  No interest was paid as of December 31, 2011.

On March 23, 2010, the Company issued an unsecured promissory note in the amount of $25,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 23, 2011.  As of December 31, 2011, the outstanding balance with accrued interest was $28,551.  No interest was paid as of December 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

On December 3, 2010, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 3, 2011.  As of December 31, 2011, the outstanding balance with accrued interest was $10, 861.  No interest was paid as of December 31, 2011.

On December 29, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 29, 2011.  As of December 31, 2011, the outstanding balance with accrued interest was $8,103.  No interest was paid as of December 31, 2011

On January 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on January 24, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $10,747.  No interest was paid as of December 31, 2011.

On January 28, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on January 28, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $26,847.  No interest was paid as of December 31, 2011.

On February 9, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on February 09, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $26,781.  No interest was paid as of December 31, 2011.

On March 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on March 17, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $15,950.  No interest was paid as of December 31, 2011.

On April 8, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 8, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $7,939.  No interest was paid as of December 31, 2011.

On April 18, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on April 18, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $15,845.  No interest was paid as of December 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

On May 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on May 17, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $10,500.  No interest was paid as of December 31, 2011.

On June 2, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 2, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $10,465.  No interest was paid as of December 31, 2011.

On June 13, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $7,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June 13, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $7,830.  No interest was paid as of December 31, 2011.

On June 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $2,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June, 24, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $2,604.  No interest was paid as of December 31, 2011.

On June 28, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 28, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $6,765.  No interest was paid as of December 31, 2011.

On July 1, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 1, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $6,761.  No interest was paid as of December 31, 2011.

On July 21, 2011, the Company issued an unsecured promissory note in the amount of $2,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 21, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $2,071.  No interest was paid as of December 31, 2011.

On July 26, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 26, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $7,760.  No interest was paid as of December 31, 2011.

On August 5, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 5, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $8,776.  No interest was paid as of December 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

On August 8, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 8, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $8,770.  No interest was paid as of December 31, 2011.

On August 24, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 24, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $5,141.  No interest was paid as of December 31, 2011.

On September 13, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on September 13, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $7,679.  No interest was paid as of December 31, 2011.

On October 4, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 4, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $7,645.  No interest was paid as of December 31, 2011.

On October 6, 2011, the Company issued an unsecured promissory note in the amount of $2,250 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 6, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $2,292.  No interest was paid as of December 31, 2011.

On October 17, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 17, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $10,164.  No interest was paid as of December 31, 2011.

On November 2, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 2, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $5,065.  No interest was paid as of December 31, 2011.

On November 7, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 7, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $5,059.  No interest was paid as of December 31, 2011.

On November 15, 2011, the Company issued an unsecured promissory note in the amount of $3,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 15, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $3,030.  No interest was paid as of December 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

On November 15, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $5,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on November 15, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $5,050.  No interest was paid as of December 31, 2011.

On November 28, 2011, the Company issued an unsecured promissory note in the amount of $4,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 28, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $4,533.  No interest was paid as of December 31, 2011.

On December 7, 2011, the Company issued an unsecured promissory note in the amount of $3,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 7, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $3,518.  No interest was paid as of December 31, 2011.

On December 27, 2011, the Company issued an unsecured promissory note in the amount of $5,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 27, 2012.  As of December 31, 2011, the outstanding balance with accrued interest was $5,505.  No interest was paid as of December 31, 2011.

As of December 31, 2011, the fair value of the shares underlying the convertible promissory notes issued to Explore Anywhere Holding was estimated to be a total of $ $89,089 using the Black-Scholes pricing model with a volatility of 28% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.165 current price of the underlying per share, and a risk-free interest rate of 0.89%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and the value of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $25,911 at the time of each issuance provided to ExploreAnywhere Holding in connection with the Convertible Note up to and including December 31, 2011. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense for the Beneficial Conversion Feature or BCF in the amounts of $89,089 and $0 for the year ended December 31, 2011 and 2010, respectively.

Explore Anywhere Holding Corp., Convertible Notes:

During the Year of 2011, the Company had issued 9 unsecured convertible promissory notes to Amalfi Coast Capital in the total amount of $115,000 at 8% simple annual interest rate with a conversion price of $.05 per share.  At the time the convertible promissory notes were issued, the stock value of the current fair market valued greater than the proceeds of the convertible promissory notes.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

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

As of December 31, 2011, the fair value of the shares underlying the convertible promissory note issued to Explore Anywhere Holding was estimated to be a total of $ $89,089 net of discount using the Black-Scholes pricing model with a volatility of 43% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.165 current price of the underlying per share, and a risk-free interest rate of 0.89%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and the value of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $89,089 at the time of each issuance provided to ExploreAnywhere Holding in connection with the Convertible Note up to and including December 31, 2011. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense in the amounts of $25,910.96 and $0 for the year ended December 31, 2011 and 2010, respectively.  As the convertible promissory notes with warrants issuance is considered as liability, the Company recorded the changes in the fair value of the warrant liability in the amount of $13,403 as interest expense for the year ended December 31, 2011.

The following is the summary of the notes payable with related accrued interest as of 12/31/2011:

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

Loan Amount	Date of Note	Interest Rate	Interest for the year ended December 31, 2011	Maturity Date

Regular notes payable
$50,000	07/06/07	8%	$4,000	2/6/2009
7,500	03/09/10	8%	600	3/09/2011
25,000	03/23/10	8%	2,000	3/23/2011
10,000	12/03/10	8%	800	12/03/2011
7,500	12/29/10	8%	600	12/29/2011
7,500	04/08/11	8%	439	4/8/2012
10,000	06/02/11	8%	465	6/2/2012
6,500	06/28/11	8%	265	6/28/2012
6,500	07/01/11	8%	261	7/1/2012
2,000	07/21/11	8%	71	7/21/2012
7,500	07/26/11	8%	260	7/26/2012
8,500	08/05/11	8%	276	8/5/2012
8,500	08/08/11	8%	270	8/8/2012
5,000	08/24/11	8%	141	8/24/2012
7,500	09/13/11	8%	179	9/13/2012
7,500	10/04/11	8%	145	10/04/2012
2,250	10/06/11	8%	42	10/06/2012
10,000	10/17/11	8%	164	10/17/2012
5,000	11/02/11	8%	65	11/02/2012
5,000	11/07/11	8%	59	11/17/2012
3,000	11/15/11	8%	30	11/15/2012
5,000	11/15/11	8%	50	11/15/2012
4,500	11/28/11	8%	32	11/28/2012
3,500	12/07/11	8%	18	12/07/2012
5,500	12/27/11	8%	5	12/27/2012
$215,750			$11,187

Convertible notes payable

10,000	01/24/11	8%	747	1/24/2012
25,000	01/28/11	8%	1,847	1/28/2012
25,000	02/09/11	8%	1,781	2/9/2012
15,000	03/17/11	8%	950	3/17/2012
15,000	04/18/11	8%	845	4/18/2012
10,000	05/17/11	8%	500	5/17/2012
7,500	06/13/11	8%	330	6/13/2012
2,500	06/24/11	8%	104	6/24/2012
5,000	11/15/11	8%	50	11/15/12
115,000			7,154

   (25,911)     minus discount of beneficial conversion feature,
  $304,839

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

The Company incurred $18,341 interest expenses on convertible and regular notes payable as of 12/31/11.

NOTE H – COMMON STOCK

Following is the activity for the Company’s shares of common stock during the year ended December 31, 2011:

Shares

Shares outstanding January 1, 2011	262,500,000
Issued February 4, 2011	2,613,750
Retired February 9, 2011	(233,190,000)
Shares outstanding December 31, 2011	31,923,750

On February 04, 2011, the Company has acquired ExploreAnywhere, Inc. assets and core technologies such as IP, R&D, and customer relations, etc. and issued 2,613,750 shares of stock to Explore Anywhere, Inc, refer to NOTE E ”Business Combination” above for detail.  On February 09, 2011, Jose Fernando Garcia,  the company’s largest shareholder, retired 233,190,000 of common stock.

NOTE I - GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment

The following table presents goodwill balances and the movements during the year ended December 31, 2011:

Balance as of December 31, 2010	$-
Goodwill acquired during the year ended December 31, 2011	1,321,884

Impairment charge (during the year ended December 31, 2011)	(1,321,884)

Balance as of December 31, 2011	$-

As discussed above, goodwill acquired during the quarter ended March 31, 2011 represents the goodwill of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for details.

During the quarter year ended September 30, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demands, lack of design for use in major Internet applications such as Facebook, Twitter and others.  Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be acquired from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles–Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. We have one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

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

Acquisition related intangible assets

The carrying values of the Company’s amortized acquired intangible assets as of the quarter ended December 31, 2011 are as follows:

		Accumulated
		Amortization and
		Write-off
		(incurred during
		the year ended
	Gross	December 31, 2011)	Net

Customer relationships acquired during the nine months ended September 30, 2011	20,000	(20,000)	0

Total	$20,000	$(20,000)	$0

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

During the year ended December 31, 2011, management recognized that the existing core technology that the Company purchased from Explore Anywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. And the competitors have much more features than the existing software developed by Explore Anywhere, Inc.  Also the new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed. The Company recognized a $20,000 “Impairment loss on acquisition-related intangible assets” at Explore Anywhere, Inc., under “Selling, general and administrative” in the Consolidated Statement of Operations for the quarter ended March 31, 2011.

NOTE J – SEGMENT INFORMATION

The Company is organized as, and operates in, one reportable segment: software application products. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

The following present total revenue by geographic region for the six month period ended June 30, 2011, for the nine month period ended September 30, 2010 and for the year ended December 31, 2011:

	Six Months Ended June 30,	Nine Months Ended September 30,	Year Ended December 31,
	2011	2011	2011
Revenues:
United States - product sales	$4,214	$5,903	$6,007
Total revenues	$4,214	$5,903	$6,007

NOTE K – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2011, the Company has incurred net operating losses of  $(1,679,139) for the year then ended. The Company has a working capital (deficit) of  $(433,334) as of December 31, 2011.

During the next 12 months, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing, making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders. Management’s ongoing priority focus is the enhancement of existing software  products and the development of new ones to continuously enhance the company’s position in the marketplace.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2011

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

Legal Proceedings

The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the year ended December 31, 2011.

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

NOTE L – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the year ended December 31, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.  From January, 2012 through the date of this report, the company issued five unsecured promissory notes totaling $43,800.  Each includes an 8% simple annual interest rate.  The principal and any unpaid interest will be due and payable beginning on January 19, 2013 through April 3, 2013.