Form 10-K/A
period 2011-12-31
EXPLORE ANYWHERE HOLDING CORP
filed 2012-05-21
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Number of common voting shares issued and outstanding as of April 5, 2012: 31,923,750 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990)

Transitional Small Business Disclosure Format (Check one): Yes [X] No [  ]

EXPLANATORY NOTE

The Company is filing this Amendment to its Form 10-K for the fiscal year ended December 31, 2011, because it realized that it had inadvertently omitted the convertibility feature that pertains to some of its outstanding promissory notes. Conversion of these notes, which is the noteholder's sole election, would cause the issuance of a significant number of shares of the Company's common stock, causing potential dilution to the Company's existing shareholders. The Company believed that it was in the best interests of its shareholders and the public to make clear the fact that such notes are convertible by amending its annual report.

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

Additionally, the former shareholders of Explore may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of April 6, 2012, 1% of our issued and outstanding shares of common stock were equal to approximately 319,238 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Fiscal Year Ended December 31, 2011,

Quarter Ended	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

High	$0.549	$0.38	$0.31	$0.228
Low	$0.12	$.12	$0.14	$0.12

Fiscal Year Ended December 31, 2010,

Quarter Ended	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

High	$0.11	$0.21	$7.00	$12.00
Low	$0.05	$0.11	$0.14	$0.19

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

Recent Sales of Unregistred Securities

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)

Oliver Nelson -	-0-	-0-
Chief Executive Officer /Secretary/Treasurer

Bryan Hammond -	-0-	-0-
President/Chairman of the Board

Khris Thetsey –	-0-	-0-
Chief Financial Officer

William Corso –	-0-	-0-
Director

All officers and directors as a group (4 individuals)	-0-	-0-

5% Shareholders	14,000,000	43.9%

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

EXPLORE ANYWHERE HOLDING CORP.

Date: May 18, 2012	By: /s/ Bryan Hammond
Name: Bryan Hammond
Title: Chairman of the Board/President, principal executive officer

Date: May 18, 2012	By: /s/ Khris Thetsy
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
Date: May 18, 2012

By: /s/ Oliver Nelson
Name and Title: Oliver Nelson, Chief Executive Officer, Secretary/Treasurer
Date: May 18, 2012

By: /s/ William Corso
Name and Title: William Corso, Member of the Board of Directors
Date: May 18, 2012

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

As discussed in Note M to the consolidated financial statements, the Company issued unsecured convertible promissory notes instead of unsecured promissory notes to Amalfi Coast Capital in July 2007 and March 2010, respectively and those affected the interest expense and additional paid in capital of the prior years’ financials.

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

/s/ Sam Kan & Company
Sam Kan & Company

May 18, 2012
Alameda, California

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
	(RESTATED)
ASSETS

Current assets
Cash and cash equivalents	$2,930	$-
Total current assets	2,930	-

Office equipment, furniture and fixtures, net	18,325	-
Acquisition-related intangible assets, net	-	-
Goodwill, net	-	-

Total assets	$21,255	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$82,154	$2,022
Accrued expense and other liabilities	-	-
Accrued Interest	34,408	-
Loan from outside lenders	140,750	-
Convertible Notes payable, net of BCF discount	164,089	-
Loan from shareholders	-	12,100
Warrant liability	13,402
Deferred revenue	1,461	-
Total current liabilities	436,264	14,122

Total long-term liabilities	-	-

Total liabilities	436,264	14,122

Stockholders' (deficit) equity
Common stock, $.001 par value; 300,000,000 shares authorized, 31,923,750 and 262,500,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010	31,924	262,500
Additional paid-in capital	2,129,536	615,982
Retained earnings (deficit)	(2,576,469)	(892,604)
Total stockholders' (deficit)	(415,009)	(14,122)

Total liabilities and stockholders' (deficit) equity	$21,255	$-

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2011	2010
	(Audited)	(Audited)
	(RESTATED)

Revenues	$6,007	$-
Cost of sales	-	-

Gross profit	6,007	-

Operating Expenses
Research and development	85,857	-
Sales and marketing	23,671	-
General and administrative	1,509,070	15,616
Total operating expenses	1,618,598	15,616

Loss from operations	(1,612,591)	(15,616)

Interest income (expense)
Interest income (expense)	(71,274)	-
Other income (expense)	-	73,291
Total interest income (expense)	(71,274)	73,291

Income (loss) before income taxes	(1,683,865)	57,675

Provision for income taxes	-	-

Net income (loss)	$(1,683,865)	$57,675

Basic	$(0.03)	$0.00

Weighted average number of shares outstanding	56,596,469	262,500,000

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010
	(Audited)	(Audited)
	(RESTATED)
Cash flows from operating activities
Net Income	$(1,683,865)	$57,675
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	3,858	-
Loan forgiven by shareholder	-	(73,291)
Amortization of debt discount in connection with the issuance of convertible notes	-
Interest expense associated with beneficial conversion feature	93,815	-
Impairment loss on acquisition related intangible assets	20,000	-
Impairment loss on goodwill	1,321,884	-
Fair value of common stock warrants	13,402	-
Changes in operating assets and liabilities:
Accounts payable	41,602	2,022
Accrued expense and other liabilities	(11,220)	-
Accrued Interest	18,343	-
Deferred Revenue	1,461	-
Net cash used by operating activities	(180,720)	(13,594)

Cash flows from investing activities
Equipment purchases	-
Intangible acquisition	-
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
Loan(s) from outside lenders	115,750	12,100
Repayment of shareholders loan	(12,100)	-
Convertible Notes payable	80,000	-
Net cash provided by financing activities	183,650	12,100

Net change in cash and cash equivalent	2,930	(1,494)

Cash and cash equivalent at the beginning of year	-	1,494

Cash and cash equivalent at the end of year	$2,930	$-

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Forgiven note payable related to the transfer of common stock	$-	$73,291

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (loss)	Total Stockholders’ Equity

Beginning balance at 12/31/10 - RESTATED	262,500,000	$262,500	$615,982	$(892,604)	$-	$(14,122)

Net Income (Loss)				(1,683,865)		(1,683,865)

Retirement of common stock at acquisition in Feb 2011.	(233,190,250)	(233,190)	233,190			0

Issuance of common stock for the purchase of Explore Anywhere in Feb. 2011	2,614,000	2,614	1,160,638			1,163,252

Common Stock Warrants issued in connection with convertible loans			119,726			119,726

Ending balance at 12/31/11	31,923,750	$31,924	$2,129,536	$(2,576,469)	$-	$(415,009)

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