Form 10-Q
period 2012-03-31
EXPLORE ANYWHERE HOLDING CORP
filed 2012-05-21
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

31,923,750 common shares issued and outstanding as of May 18, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

EXPLORE ANYWHERE HOLDING CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarter ended March 31, 2012

Page(s)

Index	3

Balance Sheets	4

Statement of Operations	5

Statements of Cash Flows	6

Notes to the Financial Statements	7

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$12,363	$2,930
Total current assets	12,363	2,930

Office equipment, furniture and fixtures, net	16,669	18,325
Acquisition-related intangible assets, net	-	-
Goodwill, net	-	-

Total assets	$29,032	$21,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$88,602	$82,154
Accrued expense and other liabilities	-	-
Accrued Interest	41,366	34,408
Loan from outside lenders	180,750	215,750
Convertible Notes payable, net of BCF discount	183,470	89,089
Loan from shareholders	-	-
Warrant liability	2,399	13,402
Deferred revenue	1,461	1,461
Total current liabilities	498,048	436,264

Total long-term liabilities	-	-

Total liabilities	498,048	436,264

Stockholders' (deficit) equity
Common stock, $.001 par value; 300,000,000 shares authorized, 31,923,750 and 262,500,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010	31,924	31,924
Additional paid-in capital	2,054,536	2,054,536
Accumulated deficit	(2,555,476)	(2,501,469)
Total stockholders' (deficit)	(469,016)	(415,009)

Total liabilities and stockholders' (deficit) equity	$29,032	$21,255

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	For the 3 Months Ended March 31, 2012	For the 3 Months Ended March 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$4,011	$1,796
Cost of sales	-	-

Gross profit	4,011	1,796

Operating Expenses
Research and development	16,511	-
Sales and marketing	6,087	6,471
General and administrative	19,898	1,392,194
Total operating expenses	42,496	1,398,665

Loss from operations	(38,485)	(1,396,869)

Interest income (expense)
Interest income (expense)	(15,560)	(28,883)
Other income (expense)	38	-
Total interest income (expense)	(15,522)	(28,883)

Income (loss) before income taxes	(54,007)	(1,425,752)

Provision for income taxes	-	-

Net income (loss)	$(54,007)	$(1,425,752)

Basic	$(0.00)	$(0.04)

Weighted average number of shares outstanding	31,923,750	31,923,750

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	For the 3 Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(54,007)	$(1,425,752)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,656	-
Loan forgiven by shareholder	-	-
Amortization of debt discount in connection with the issuance of convertible notes	-	-
Interest expense associated with beneficial conversion feature	19,381	-
Impairment loss on acquisition related intangible assets	-	-
Impairment loss on goodwill	-	-
Fair value of common stock warrants	(11,003)	-
Changes in operating assets and liabilities:
Accounts payable	6,448	(9,813)
Accrued expense and other liabilities	-	-
Accrued Interest	6,958	22,182
Deferred Revenue	-	-
Net cash used by operating activities	(30,567)	(1,413,383)

Cash flows from investing activities
Equipment purchases	-	(20,344)
Intangible acquisition	-	-
Net cash provided (used) by investing activities	-	(20,344)

Cash flows from financing activities
Loan(s) from outside lenders	40,000	-
Warrant liabilities	-	48,165
Proceeds from convertible promissory notes	-	75,000
Additional paid in capital (non cash)	-	1,303,414
Net cash provided by financing activities	40,000	1,426,579

Net change in cash and cash equivalent	9,433	(7,148)

Cash and cash equivalent at the beginning of period	2,930	12,643

Cash and cash equivalent at the end of year	$12,363	$5,495

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Explore Anywhere Holding Corp., formerly known as ExploreAnywhere Software, LLC, is a privately held corporation incorporated in the state of Nevada, United States.  Originally founded in August of 2002, the Company specializes in computer monitoring solutions for parents, corporations, and educational facilities.

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

Effective February 9, 2011, the Board of Directors elected Mr. Oliver Nelson as CEO of the Company.

Basis of Consolidation and Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the stand alone Financial Statements and the notes thereto, of ExploreAnywhere Holding Corp for the year ended December 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

During the year of 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the non-competitive in the market, lack of demands, not designed for use in major Internet applications such as Facebook, Twitter and others. Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be attributed from the software being currently developed by ExploreAnywhere, Inc.  The Company wrote off the entire $1,321,884 goodwill and $20,000 acquisition related intangible assets as “Impairment of goodwill” and “Impairment of intangible assets”, respectively under general and administrative expense.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

Inventory
Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of March 31, 2012.

Cost of Goods Sold
Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Advertising
Advertising expenses are recorded as general and administrative expenses as incurred. These expenses amounted to $6,087 for the three months ended March 31, 2012.

Research and Development
The Company starts to capitalize any development or programmer fees according to ASC 985-20 when the software development stage reaches the feasibility period.  For the three months ended March 31, 2012, the Company incurred $16,511 as software development under Research and Development as the product has not passed the feasibility period, all the software related development cost need to be expensed.

Stockholders’ Equity
The Company had authorized three hundred million (300,000,000) shares of common stock with a par value of $0.001 and 31,923,750 shares of common stock have been issued and total outstanding as of March 31, 2012. See Note I, “Common Stock” of Notes to Consolidated Financial Statements for detail.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

Recently Issued Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, that provides guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning January 1, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive incomer in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted the provisions of this guidance effective January 1, 2012, as reflected in the unaudited condensed consolidated statements of comprehensive income herein.

NOTE B - BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

PROPERTY AND EQUIPMENT:

The carrying values of fixed assets as of March 31, 2012 were as follows:

Office Equipment	$6,155
Furniture and Fixtures	38,027

Less Adjustments and Depreciation
Accumulated Depreciation	(27,513)
Fixed assets, net of depreciation	$16,669

Depreciation expense is $1, 656 for the three months ended March 31, 2012.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

Assets Measured at Fair Value on a Recurring Basis

As of March 31, 2011, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2011:

	As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents:
Cash (1)	$12,363	$12,363

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the three months ended March 31, 2011 and concluded that there were no material impairment charges during each of these periods.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

	(Unaudited)
	Year Ended
	March 31
	2012	2011

Total revenue	$4,011	$1,796
Net Income (loss)	$(54,007)	$(1,425,725)
Basic and diluted loss per share	$(0.00)	$(0.04)

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

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2012 are as follows:

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

Deferred tax assets:
Net Loss (before taxes)
$54,007
Income tax rate	34%
18,362
Less valuation allowance	(18,362
$-

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the three months ended March 31, 2011 is as follows:

U.S. federal statutory income tax rate	34%
State tax – net of federal benefit	0%
34%
Increase in valuation allowance	(34%)
Effective tax	0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

NOTE F – RELATED PARTY TRANSACTIONS

On November 6, 2007, the Company filed Articles of Conversion from ExploreAnywhere Software, LLC, New Hampshire Jurisdiction, to ExploreAnywhere, Inc., Nevada Corporation. A plan of conversion has been adopted by the constituent entity in compliance with law of the Jurisdiction governing the constituent entity.

On December 19, 2008, Bryan Hammond, an officer of the Company, obtained American Express Gold card for operating expenses throughout years of operations.  The credit card had a balance owed $0 and $3,707 as of March 31, 2012 and December 31, 2011, respectively.

The fourteen promissory notes in the following amounts were issued to Amalfi Coast Capital through the three months ended March 31, 2012 are related party transactions as Amalfi Coast Capital holds the Company’s shares.  For detail of the notes payable, please refer to Note G, “Notes Payable” for the Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2012.

$50,000 on July 6, 2007 (convertible promissory note)
$7,500 on March 9, 2010
$25,000 on March 23, 2010 (convertible promissory note)

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

$10,000 on December 3, 2010
$7,500 on December 29, 2010
$10,000 on January 24, 2011 (convertible promissory note)
$25,000 on January 28, 2011 (convertible promissory note)
$25,000 on February 9, 2011 (convertible promissory note)
$15,000 on March 17, 2011 (convertible promissory note)
$15,000 on April 18, 2011 (convertible promissory note)
$10,000 on May 17, 2011 (convertible promissory note)
$7,500 on June 13, 2011 (convertible promissory note)
$2,500 on June 24, 2011 (convertible promissory note)
$5,000 on November 15, 2011 (convertible promissory note)
Total = $215,000 ($190,000 convertible and $25,000 non-convertible)

NOTE G – NOTES PAYABLE

As of March 31, 2012, the Company had $255,000 regular notes payable and $108,470 net of discount convertible notes from outsider lenders.

Unsecured promissory notes payable	$180,750
Unsecured convertible notes payable	190,000
Net of discount for the unsecured convertible notes payables	(6,530)
Total notes payable as of 3/31/12	$364,220

Accrued interest expense as of 3/31/12	$41,366

On July 6, 2007, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $50,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share and the principal balance with accrued interest of this note was payable on February 6, 2009.  However, the Company is technically in default on its promissory notes to the persons or entities detailed hereafter, the note was matured on February 6, 2009. The Company is continuously accruing the interest.  As of March 31, 2012, the outstanding balance with the total accrued interest was $68,959.  No interest was paid as of March 31, 2012.

On March 9, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of March 31, 2012, the outstanding balance with accrued interest was $8,738.  No interest was paid as of March 31, 2012.

On March 23, 2010, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on March 23, 2011.  However, the Company is technically in default on its promissory notes to the persons or entities detailed hereafter, the note was matured on March 23, 2011.  The Company is continuously accruing the interest.  As of March 31, 2012, the outstanding balance with the total accrued interest was $29,049.  No interest was paid as of March 31, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

On December 3, 2010, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 3, 2011.  As of March 31, 2012, the outstanding balance with accrued interest was $11,061.  No interest was paid as of March 31, 2012.

On December 29, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 29, 2011.  As of March 31, 2012, the outstanding balance with accrued interest was $8,553.  No interest was paid as of March 31, 2012

On January 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on January 24, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $10, 947.  No interest was paid as of March 31, 2012.

On January 28, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on January 28, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $27,345.  No interest was paid as of March 31, 2012.

On February 9, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on February 09, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $27,280.  No interest was paid as of March 31, 2012.

On March 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on March 17, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $16,249.  No interest was paid as of March 31, 2012.

On April 8, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 8, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $8,089.  No interest was paid as of March 31, 2012.

On April 18, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on April 18, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $16,144.  No interest was paid as of March 31, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

On May 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on May 17, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $10,699.  No interest was paid as of March 31, 2012.

On June 2, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 2, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $10,664.  No interest was paid as of March 31, 2012.

On June 13, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $7,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June 13, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $7,980.  No interest was paid as of March 31, 2012.

On June 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $2,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June, 24, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $2,654.  No interest was paid as of March 31, 2012.

On June 28, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 28, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $6,895.  No interest was paid as of March 31, 2012.

On July 1, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 1, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $6,890.  No interest was paid as of March 31, 2012.

On July 21, 2011, the Company issued an unsecured promissory note in the amount of $2,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 21, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $2,111.  No interest was paid as of March 31, 2012.

On July 26, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 26, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $7,909.  No interest was paid as of March 31, 2012.

On August 5, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 5, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $8,945.  No interest was paid as of March 31, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

On August 8, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 8, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $8,940.  No interest was paid as of March 31, 2012.

On August 24, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 24, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $5,241.  No interest was paid as of March 31, 2012.

On September 13, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on September 13, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $7,829.  No interest was paid as of March 31, 2012.

On October 4, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 4, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $7,794.  No interest was paid as of March 31, 2012.

On October 6, 2011, the Company issued an unsecured promissory note in the amount of $2,250 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 6, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $2,337.  No interest was paid as of March 31, 2012.

On October 17, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 17, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $10,364.  No interest was paid as of March 31, 2012.

On November 2, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 2, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $5,164.  No interest was paid as of March 31, 2012.

On November 7, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 7, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $5,159.  No interest was paid as of March 31, 2012.

On November 15, 2011, the Company issued an unsecured promissory note in the amount of $3,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 15, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $3,090.  No interest was paid as of March 31, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

On November 15, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $5,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on November 15, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $5,150.  No interest was paid as of March 31, 2012.

On November 28, 2011, the Company issued an unsecured promissory note in the amount of $4,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 28, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $4,622.  No interest was paid as of March 31, 2012.

On December 7, 2011, the Company issued an unsecured promissory note in the amount of $3,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 7, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $3,588.  No interest was paid as of March 31, 2012.

On December 27, 2011, the Company issued an unsecured promissory note in the amount of $5,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 27, 2012.  As of March 31, 2012, the outstanding balance with accrued interest was $5,615.  No interest was paid as of March 31, 2012.

On January 19, 2012, the Company issued an unsecured promissory note in the amount of $12,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on January 19, 2013.  As of March 31, 2012, the outstanding balance with accrued interest was $12,697.  No interest was paid as of March 31, 2012.

On February 23, 2012, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on February 23, 2013.  As of March 31, 2012, the outstanding balance with accrued interest was $5,041.  No interest was paid as of March 31, 2012.

On March 2, 2012, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 2, 2013.  As of March 31, 2012, the outstanding balance with accrued interest was $10,064.  No interest was paid as of March 31, 2012.

On March 9, 2012, the Company issued an unsecured promissory note in the amount of $12,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 9, 2013.  As of March 31, 2012, the outstanding balance with accrued interest was $12,560.  No interest was paid as of March 31, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

Explore Anywhere Holding Corp., Unsecured Convertible Notes:

Through March 31, 2012, the Company issued 11 unsecured convertible promissory notes to Amalfi Coast Capital in the total amount of $190,000 at 8% simple annual interest rate with a conversion price of $.05 per share and with different periods of expiration.  At the time the convertible promissory notes were issued, the current fair market value of the stock was greater than the proceeds of the convertible promissory notes.

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

As of March 31, 2012, the fair value of the shares underlying the convertible promissory notes issued to Explore Anywhere Holding was estimated to be a total of $108,470 using the Black-Scholes pricing model with a volatility of 146% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.145 current price of the underlying per share, and a risk-free interest rate of 1.04%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and the value of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $6,530 at the time of each issuance provided to Explore Anywhere Holding in connection with the Convertible Note up to and including as of March 31, 2012. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense for the Beneficial Conversion Feature or BCF in the amounts of $19,380 and $0 for the 3 months ended March 31, 2012 and March 31, 2011, respectively.  As convertible promissory notes with warrant issuance are considered a liability, the Company recorded the changes in the fair value of the warrant liability in the amount of $2,399 as interest expense for the 3 months ended March 31, 2012.

The following is the summary of the notes payable with related accrued interest as of 3/31/2012:

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

Regular notes payable

Loan Amount	Date of Note	Interest Rate	Total accrued interest as of March 31, 2012	Maturity Date

$7,500	03/09/10	8%	$1,238	3/31/2011
10,000	12/03/10	8%	1,061	12/03/2011
7,500	12/29/10	8%	753	12/29/2011
7,500	04/08/11	8%	589	4/8/2012
10,000	06/02/11	8%	664	6/2/2012
6,500	06/28/11	8%	395	6/28/2012
6,500	07/01/11	8%	390	7/1/2012
2,000	07/21/11	8%	111	7/21/2012
7,500	07/26/11	8%	409	7/26/2012
8,500	08/05/11	8%	445	8/5/2012
8,500	08/08/11	8%	440	8/8/2012
5,000	08/24/11	8%	241	8/24/2012
7,500	09/13/11	8%	329	9/13/2012
7,500	10/04/11	8%	294	10/04/2012
2,250	10/06/11	8%	87	10/06/2012
10,000	10/17/11	8%	364	10/17/2012
5,000	11/02/11	8%	164	11/02/2012
5,000	11/07/11	8%	159	11/17/2012
3,000	11/15/11	8%	90	11/15/2012
4,500	11/28/11	8%	122	11/28/2012
3,500	12/07/11	8%	88	12/07/2012
5500	12/27/11	8%	115	12/27/12
12,500	01/19/12	8%	197	01/19/13
5,000	02/23/12	8%	41	02/23/13
10,000	03/02/12	8%	64	03/02/13
12,500	03/09/12	8%	60	03/09/13
$180,750			$8,910

Convertible notes payable

50,000	7/06/07	8%	18,959	2/26/2009
25,000	3/23/10	8%	4,049	3/31/2011
10,000	1/24/11	8%	947	1/24/2012
25,000	1/28/11	8%	2,345	1/28/2012
25,000	2/09/11	8%	2,279	2/9/2012
15,000	3/17/11	8%	1,249	3/17/2012
15,000	4/18/11	8%	1,144	4/18/2012
10,000	5/17/11	8%	699	5/17/2012
7,500	6/13/11	8%	480	6/13/2012
2,500	6/24/11	8%	154	6/24/2012
5,000	11/15/11	8%	150	11/15/12
190,000			32,456

(6,530) minus discount of beneficial conversion feature, $364, 220

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

The Company incurred $6,959 interest expenses on regular and convertible notes payable during the 3 months ended 3/31/12.

NOTE H – COMMON STOCK

There was no activity for the Company’s shares of common stock during the three months ended March 31, 2012:

Shares

Shares outstanding December 31, 2011	31,923,750
Shares outstanding March 31, 2012	31,923,750

NOTE I - GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment

The following table presents goodwill balances and the movements as of March 31, 2012

Balance as of December 31, 2010	$1,321,884
Goodwill acquired during the 3 months ended March 31, 2012	0

Impairment charge (during the year ended December 31, 2011)	(1,321,884)

Balance as of March 31, 2012	$-

Goodwill acquired during the three months ended March 31, 2011 represents the goodwill of $1,321,884 related to the acquisition of the business from ExploreAnywhere, Inc. Refer to Note E “Business Combination” of the Notes to Consolidated Financial Statements for details.  During the quarter year ended September 30, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demands, lack of design for use in major Internet applications such as Facebook, Twitter and others.  Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be acquired from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change a triggering event and performed an interim impairment test of goodwill in accordance with ASC 350 as of March 31, 2011.  Based on the results of the goodwill analysis, it was determined that ExploreAnywhere, Inc.’s net book value exceeded its estimated fair value as there is only highly limited potential for  future revenue generated from the ExploreAnywhere, Inc.’s software. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

Under step two, the difference between the estimated fair value of ExploreAnywhere, Inc. and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be only $22,000 implied value attributable to goodwill and accordingly, the Company recognized a goodwill impairment charge of $1,299,884 under “Impairment loss on goodwill” under selling, general and administrative expenses in the Consolidated Statements of Operations for the three months ended March 31, 2011.

Acquisition related intangible assets

The carrying values of the Company’s amortized acquired intangible assets as of March 31, 2012 are as follows:

	Gross	Accumulated Amortization and Write-off (incurred during the year ended December 31, 2011)	Net

Customer relationships acquired as of March 31, 2012	$20,000	$(20,000)	$0

Total	$20,000	$(20,000)	$0

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.

During the three months ended March 31, 2011, management recognized that the existing core technology that the Company purchased from Explore Anywhere, Inc. in February 2011 was not designed to be used in newly evolving major Internet applications such as Facebook, Twitter, and others. And the competitors have much more features than the existing software developed by Explore Anywhere, Inc.  Also the new software products, currently under development, are not yet ready for market and have missed expected software release dates. Since there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed, no value can be attributed to these new products under development.  As a result, the management recognized that the existing software has highly limited potential for future revenues and that no value can be attributed to the new products under development because there is no certainty or guarantee that development can be completed or that there will be market acceptance if ever completed. The Company recognized a $20,000 “Impairment loss on acquisition-related intangible assets” at Explore Anywhere, Inc., under “Selling, general and administrative” in the Consolidated Statement of Operations for the three months ended March 31, 2011.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

The following present total revenue by geographic region for the six month period ended June 30, 2011, for the nine month period ended September 30, 2010 and for the year ended December 31, 2011:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Revenues:
United States - product sales	$4,011	$1,796
Total revenues	$4,011	$1,796

NOTE K – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the three months ended March 31, 2012 the Company recognized $4,011 revenue.  However, the Company incurred a net operating loss of $38,485. The Company has a working deficit of $485,685 as of March 31, 2012.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2012

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

Legal Proceedings

The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the three months ended March 31, 2012.

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

NOTE L – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the quarter ended March 31, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.  From March 31, 2012 through the date of this report, the company issued three unsecured promissory notes totaling $26,300.  Each includes an 8% simple annual interest rate.  The principal and any unpaid interest will be due and payable beginning on April 3, 2013 through May 3, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This section of this three months report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

As used in this three months report, the terms "we", "us", "our", "our company" means Explore Anywhere Holding Corp., unless otherwise indicated.

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

Since inception until March 2010, we operated as a broker of structural wood materials. In March 2010, our former CEO/President, Mr. Boyd Appelgate started to suffer from ill-health and our operations underwent a slow and consistent demise. We therefore decided to change our business focus and look for other opportunities and discontinue the sale of structural wood materials. We identified a target company in the area of computer monitoring software, known as Explore Anywhere, Inc. We closed on the acquisition of Explore Anywhere on February 4, 2011.

Explore Anywhere is in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities. Our company’s business is more fully described below.

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

Liquidity and Capital Resources

At March 31, 2012, we had a working capital deficit of $485,685 (December 31, 2011: ($433,334)).  At March 31, 2012, our current assets consisted of cash of $12,363 in cash and $16,669 in office equipment, furniture and fixtures, net of depreciation. This compared to our current assets as of December 31, 2011, consisting of cash of $2,930.

At March 31, 2012, our total current liabilities increased to $498,048 ($436,264 as at December 31, 2011).

Result of Operations

Comparison of the Three Months ended March 31, 2012 and March 31, 2011.

Revenue

We recognized $4,011 in revenue for the three months ended March 31, 2012 (March 31, 2011: $1,796). Cost of goods sold for the three months ended March 31, 2012, were Nil (March 31, 2011: Nil), resulting in a gross profit of $4,011 (March 31, 2011: $1,796).

Costs and Expenses

For the three months ended March 31, 2012, operating expenses were $ 42,496 ($1,398,665 for the three months ended March 31, 2011). Operating expenses for the three months ended March 31, 2012, consisted of impairment loss on general and administrative expenses of $19, 898 and sales and marketing of $6,087and research and development of $16,511.

From inception to March 31, 2012, we have incurred an accumulated deficit of $(2, 555,476) (December 31, 2011: $2, 501,469).

As of May 15, 2012, our cash balance is approximately $2,328. We expect that we have sufficient cash on hand to meet our operating needs through May 23, 2012. We will have to raise an additional $250,000 to meet all of our operating needs for the next 12 months. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

3(i)	Articles of Incorporation and Amendments (1)

3(ii)	Bylaws (1)

31.1	Section 302 Certification – President and principal executive officer.

31.2	Section 302 Certification – CFO, principal financial officer and principal accounting officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and principal executive officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO, principal financial officer and principal accounting officer.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

EXPLORE ANYWHERE HOLDING CORP.

Date: May 18, 2012	/s/ Bryan Hammond
BRYAN HAMMOND
President, CEO, Treasurer, Secretary and Member of the Board of Directors
(Principal Executive Officer)

Date: May 18, 2012	/s/ Khris Thetsy
KHRIS THETSY
CFO (Principal Financial and Principal Accounting Officer)