Form 10-Q
period 2012-06-30
EXPLORE ANYWHERE HOLDING CORP
filed 2012-08-14
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

34,423,750 common shares issued and outstanding as of August 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

EXPLORE ANYWHERE HOLDING CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarter ended June 30, 2012

Page(s)

Index	3

Balance Sheets	4

Statement of Operations	5

Statements of Cash Flows	6

Notes to the Financial Statements	7

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,513	$2,930
Total current assets	3,513	2,930

Office equipment, furniture and fixtures, net	15,556	18,325
Acquisition-related intangible assets, net	-	-
Goodwill, net	-	-

Total assets	$19,070	$21,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$98,672	$82,154
Accrued expense and other liabilities	-	-
Accrued Interest	47,813	34,408
Loan from outside lenders	307,550	215,750
Convertible Notes payable, net of BCF discount	8,470	89,089
Loan from shareholders	-	-
Warrant liability	3,804	13,402
Deferred revenue	1,461	1,461
Total current liabilities	467,770	436,264

Total long-term liabilities	-	-

Total liabilities	467,770	436,264

Stockholders' (deficit) equity
Common stock, $.001 par value; 300,000,000 shares authorized,
33,423,750 and 262,500,000 shares issued and outstanding as of
December 31, 2011 and June 30, 2012	33,924	31,924
Additional paid-in capital	2,152,536	2,129,536
Accumulated deficit	(2,635,160)	(2,576,469)
Total stockholders' (deficit)	(448,700)	(415,009)

Total liabilities and stockholders' (deficit) equity	$19,070	$21,255

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$5,833	$2,418	$9,843	$4,214
Cost of sales	-	-	-	-

Gross profit	5,833	2,418	9,843	4,214

Operating Expenses
Research and development	29,942	-	46,453	.
Sales and marketing	7,884	4,650	13,971	4,649
General and administrative	39,647	108,426	59,545	1,504,097
Total operating expenses	77,473	113,076	119,969	1,508,746

Loss from operations	(71,640)	(110,658)	(110,126)	(1,504,532)

Interest income (expense)
Interest income (expense)	(8,043)	(11,190)	(23,603)	(72,094)
Other income (expense)	-	-	38	-
Total interest income (expense)	(8,043)	(11,190)	(23,564)	(72,094)

Income (loss) before income taxes	(79,683)	(121,848)	(133,690)	(1,576,626)

Provision for income taxes	-	-	-	-

Net income (loss)	$(79,683)	$(121,848)	$(133,690)	$(1,576,626)

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding	33,423,750	31,923,750	31,923,750	81,954,542

See accompanying notes to condensed consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(58,691)	$(1,576,626)
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation	2,769	3,314
Loan forgiven by shareholder	-	-
Amortization of debt discount in connection with the issuance of convertible notes	-	-
Interest expense associated with beneficial conversion feature	(80,619)	7,123
Impairment loss on acquisition related intangible assets	-	20,000
Impairment loss on goodwill	-	1,321,884
Fair value of common stock warrants		48,165
Changes in operating assets and liabilities:
Accounts payable	16,518	28,400
Accrued expense and other liabilities	(9,598)	(457)
Accrued Interest	13,406	16,805
Deferred Revenue	-	-
Net cash used by operating activities	(116,216)	(131,392)

Cash flows from investing activities
Equipment purchases	(0)	-
Intangible acquisition	-	-
Net cash provided (used) by investing activities	(0)	-

Cash flows from financing activities
Loan(s) from outside lenders		(12,130)
Loan(s) from shareholders		(35,000)
Warrant liabilities	2,000	-
Proceeds from convertible promissory notes	114,800	134,000
Additional paid in capital (non cash)	-	52,595
Net cash provided by financing activities	116,800	139,465

Net change in cash and cash equivalent	583	8,073

Cash and cash equivalent at the beginning of period	2,930	-

Cash and cash equivalent at the end of year	$3,513	$8,073

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

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

Effective February 9, 2011, the Board of Directors elected Mr. Oliver Nelson as CEO of the Company.

On June 18, 2012, the Board of Directors (the “Board”) of Explore Anywhere Holding Corporation approves the issurance of 2,000,000 free trading shares to Amalfi Coast Capital, in exchange for the conversion and cancellation of the principal amount of the $100,000 of the Notes, with all of the accrued interest thereon remaining due and payable.

On June 18, 2012, the Board of Directors (the “Board”) of Explore Anywhere Holding Corporation entered into a Restricted Stock Award Agreement (“Stock Awad”) with its President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond.  The Award is subject to vesting schedule whereby twenty percent (20%) of the Stock Award vests for every $1,000,000 in revenue that the Company receives.  The Stocks Award is also subject to a substantial risk of forfeiture as it is subject to the continued employment of Mr. Hommand by the Compnay in an executive capacity.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

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
FOR THE QUARTER ENDED JUNE 30, 2012

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
FOR THE QUARTER ENDED JUNE 30, 2012

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
FOR THE QUARTER ENDED JUNE 30, 2012

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions.

Inventory
Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of June 30, 2012.

Cost of Goods Sold
Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Advertising
Advertising expenses are recorded as general and administrative expenses as incurred. These expenses amounted to $13,971 for the six months ended June 30, 2012.

Research and Development
The Company starts to capitalize any development or programmer fees according to ASC 985-20 when the software development stage reaches the feasibility period.  For the six months ended June 30, 2012, the Company incurred $46,453 as software development under Research and Development as the product has not passed the feasibility period, all the software related development cost need to be expensed.

Stockholders’ Equity
The Company had authorized three hundred million (300,000,000) shares of common stock with a par value of $0.001 and 33,423,750 shares of common stock have been issued and total outstanding as of June 30, 2012. See Note I, “Common Stock” of Notes to Consolidated Financial Statements for detail.

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
FOR THE QUARTER ENDED JUNE 30, 2012

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

NOTE B - BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

PROPERTY AND EQUIPMENT:

The carrying values of fixed assets as of June 30, 2012 were as follows:

Office Equipment	$29,818
Furniture and Fixtures	14,365
44,182
Less Adjustments and Depreciation
Accumulated Depreciation	(28,627)
Fixed assets, net of depreciation	$15,556

Depreciation expense is $2,769 for the six months ended June 30, 2012.

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
FOR THE QUARTER ENDED JUNE 30, 2012

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

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the six months ended June 30, 2012 and concluded that there were no material impairment charges during each of these periods.

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
FOR THE QUARTER ENDED JUNE 30, 2012

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

	(Unaudited)
	Year Ended
	June 30,
	2012	2011

Total revenue	$9,843	$4,214
Net Income (loss)	$(133,690)	$(1,576,626)
Basic and diluted loss per share	$(0.00)	$(0.05)

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

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2012 are as follows:

Deferred tax assets:
Net Loss (before taxes)
$133,690
Income tax rate	34%
45,455
Less valuation allowance	(45,455)
$-

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the six months ended June 30, 2012 is as follows:

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

On December 19, 2008, Bryan Hammond, an officer of the Company, obtained American Express Gold card for operating expenses throughout years of operations.  The credit card had a balance owed $0 and $3,088 as of June 30, 2012 and December 31, 2011, respectively.

The fourteen promissory notes in the following amounts were issued to Amalfi Coast Capital through the six months ended June 30, 2012 are related party transactions as Amalfi Coast Capital holds the Company’s shares.  For detail of the notes payable, please refer to Note G, “Notes Payable” for the Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2012.

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
FOR THE QUARTER ENDED JUNE 30, 2012

$2,500 on June 24, 2011 (convertible promissory note)
$5,000 on November 15, 2011 (convertible promissory note)

Total = $215,000 ($190,000convertible and $25,000 non-convertible)

NOTE G – NOTES PAYABLE

As of June 30, 2012, the Company had $232,550 regular notes payable and $108,470 net of discount convertible notes from outsider lenders.

Unsecured promissory notes payable	$180,750
Unsecured convertible notes payable	190,000
Net of discount for the unsecured convertible notes payables	(1,850)
Total notes payable as of 6/30/12	$368.900

Accrued interest expense as of 6/30/12	$47,813

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

On March 9, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of June 30, 2012, the outstanding balance with accrued interest was $8,887.  No interest was paid as of June 30, 2012.

On March 23, 2010, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on March 23, 2011.  However, the Company is technically in default on its promissory notes to the persons or entities detailed hereafter, the note was matured on March 23, 2011.  The Company is continuously accruing the interest.  As of June 30, 2012, the outstanding balance with the total accrued interest was $29,548.  No interest was paid as of June 30, 2012.

On December 3, 2010, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 3, 2011.  As of June 30, 2012, the outstanding balance with accrued interest was $11,260.  No interest was paid as of June 30, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

On December 29, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 29, 2011.  As of June 30, 2012, the outstanding balance with accrued interest was $8,402.  No interest was paid as of June 30, 2012

On January 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on January 24, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $11,260.  No interest was paid as of June 30, 2012.

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

On February 9, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on February 09, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $27,778.  No interest was paid as of June 30, 2012.

On March 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on March 17, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $16,548.  No interest was paid as of June 30, 2012.

On April 8, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 8, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $8,238.  No interest was paid as of June 30, 2012.

On April 18, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on April 18, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $16,443.  No interest was paid as of June 30, 2012.

On May 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on May 17, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $10,899.  No interest was paid as of June 30, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

On June 2, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 2, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $10,864.  No interest was paid as of June 30, 2012.

On June 13, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $7,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June 13, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $8,130.  No interest was paid as of June 30, 2012.

On June 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $2,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June, 24, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $2,704.  No interest was paid as of June 30, 2012.

On June 28, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 28, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $7,024.  No interest was paid as of June 30, 2012.

On July 1, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 1, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $7,020.  No interest was paid as of June 30, 2012.

On July 21, 2011, the Company issued an unsecured promissory note in the amount of $2,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 21, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $2,151.  No interest was paid as of June 30, 2012.

On July 26, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 26, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $8,059.  No interest was paid as of June 30, 2012.

On August 5, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 5, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $9,115.  No interest was paid as of June 30, 2012.

On August 8, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 8, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $9,109.  No interest was paid as of June 30, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

On August 24, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 24, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $5,341.  No interest was paid as of June 30, 2012.

On September 13, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on September 13, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $7,978.  No interest was paid as of June 30, 2012.

On October 4, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 4, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $7,944.  No interest was paid as of June 30, 2012.

On October 6, 2011, the Company issued an unsecured promissory note in the amount of $2,250 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 6, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $2,382.  No interest was paid as of June 30, 2012.

On October 17, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 17, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $10,563.  No interest was paid as of June 30, 2012.

On November 2, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 2, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $5,264.  No interest was paid as of June 30, 2012.

On November 7, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 7, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $5,259.  No interest was paid as of June 30, 2012.

On November 15, 2011, the Company issued an unsecured promissory note in the amount of $3,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 15, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $3,150.  No interest was paid as of June 30, 2012.

On November 15, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $5,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on November 15, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $5,250.  No interest was paid as of June 30, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

On November 28, 2011, the Company issued an unsecured promissory note in the amount of $4,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 28, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $4,712.  No interest was paid as of June 30, 2012.

On December 7, 2011, the Company issued an unsecured promissory note in the amount of $3,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 7, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $3,658.  No interest was paid as of June 30, 2012.

On December 27, 2011, the Company issued an unsecured promissory note in the amount of $5,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 27, 2012.  As of June 30, 2012, the outstanding balance with accrued interest was $5,724.  No interest was paid as of June 30, 2012.

On January 19, 2012, the Company issued an unsecured promissory note in the amount of $12,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on January 19, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $12,947.  No interest was paid as of June 30, 2012.

On February 23, 2012, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on February 23, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $5,140.  No interest was paid as of June 30, 2012.

On March 2, 2012, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 2, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $10,263.  No interest was paid as of June 30, 2012.

On March 9, 2012, the Company issued an unsecured promissory note in the amount of $12,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 9, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $12,810.  No interest was paid as of June 30, 2012.

On April 4, 2012, the Company issued an unsecured promissory note in the amount of $3,800 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 4, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $3,873.  No interest was paid as of June 30, 2012.

On April 17, 2012, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 17, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $10,162  No interest was paid as of June 30, 2012.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

On May 3, 2012, the Company issued an unsecured promissory note in the amount of $12,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on May 3, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $12,659.  No interest was paid as of June 30, 2012.

On May 22, 2012, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on May 22, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $7,564.  No interest was paid as of June 30, 2012.

On June 4, 2012, the Company issued an unsecured promissory note in the amount of $9,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 4, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $9,554.  No interest was paid as of June 30, 2012.

On June 11, 2012, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 11, 2013.  As of June 30, 2012, the outstanding balance with accrued interest was $8,535.  No interest was paid as of June 30, 2012.

Explore Anywhere Holding Corp., Unsecured Convertible Notes:

Through June 30, 2012, the Company issued 11 unsecured convertible promissory notes to Amalfi Coast Capital in the total amount of $190,000 at 8% simple annual interest rate with a conversion price of $.05 per share and with different periods of expiration.  At the time the convertible promissory notes were issued, the current fair market value of the stock was greater than the proceeds of the convertible promissory notes.

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

As of June 30, 2012, the fair value of the shares underlying the convertible promissory notes issued to Explore Anywhere Holding was estimated to be a total of $116,850 using the Black-Scholes pricing model with a volatility of 152% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.186 current price of the underlying per share, and a risk-free interest rate of 1.04%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

the value of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $6,530 at the time of each issuance provided to Explore Anywhere Holding in connection with the Convertible Note up to and including as of June 30, 2012. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense for the Beneficial Conversion Feature or BCF in the amounts of $0 and $0 for the 6 months ended June 30, 2012 and June 30, 2011, respectively.  As convertible promissory notes with warrant issuance are considered a liability, the Company recorded the changes in the fair value of the warrant liability in the amount of $1,405 as interest expense for the 6 months ended June 30, 2012.

The following is the summary of the notes payable with related accrued interest as of 6/30/2012:

Convertible notes payable

50,000	7/06/07	8%	18,959	2/26/2009
25,000	3/23/10	8%	4,547	3/31/2011
10,000	1/24/11	8%	1,146	1/24/2012
25,000	1/28/11	8%	2,345	1/28/2012
25,000	2/09/11	8%	2,778	2/9/2012
15,000	3/17/11	8%	1,548	3/17/2012
15,000	4/18/11	8%	1,443	4/18/2012
10,000	5/17/11	8%	898	5/17/2012
7,500	6/13/11	8%	630	6/13/2012
2,500	6/24/11	8%	204	6/24/2012
5,000	11/15/11	8%	250	11/15/12
190,000			34,750

      (1,850) minus discount of beneficial conversion feature,
  $470,363

The Company incurred $47,813 interest expenses on regular and convertible notes payable during the 6 months ended 6/30/12.

NOTE H – COMMON STOCK

On June 18, 2012, the Board of Directors (the “Board”) of Explore Anywhere Holding Corporation approves the issurance of 2,000,000 free trading shares to Amalfi Coast Capital, in exchange for the conversion and cancellation of the principal amount of the $100,000 of the Notes, with all of the accrued interest thereon remaining due and payable.

On June 18, 2012, The company entered into a Restricted Stock Award Agreement (“Stock Awad”) with its President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond.  The Award is subject to vesting schedule whereby twenty percent (20%) of the Stock Award vests for every $1,000,000 in revenue that the Company receives.  The Stocks Award is also subject to a substantial risk of forfeiture as it is subject to the continued employment of Mr. Hommand by the Compnay in an executive capacity.

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

Shares

Shares outstanding December 31, 2011	31,923,750
Shares outstanding June 30, 2012	33,423,750

NOTE I - GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment
The following table presents goodwill balances and the movements as of June 30, 2012

Balance as of December 31, 2010	$1,321,884
Goodwill acquired during the 3 months ended June 30, 2012	0

Impairment charge (during the year ended December 31, 2011)	(1,321,884)

Balance as of June 30, 2012	$-

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

Acquisition related intangible assets

The carrying values of the Company’s amortized acquired intangible assets as of June 30, 2012 are as follows:

	Gross	Accumulated Amortization and Write-off (incurred during the year ended December 31, 2011)	Net

Customer relationships acquired as of June 30, 2012	$20,000	$(20,000)	$0

Total	$20,000	$(20,000)	$0

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

The following present total revenue by geographic region for the six month period ended June 30, 2012, and for the six month period ended June 30, 2011:

	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011
Revenues:
United States - product sales	$9,843	$4,214
Total revenues	$9,843	$4,214

NOTE K – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the six months ended June 30, 2012 the Company recognized $9,843 revenue.  However, the Company incurred a net operating loss of $133,690. The Company has a working deficit of $448,70 as of June 30, 2012.

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

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012

Legal Proceedings

The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the six months ended June 30, 2012.

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

NOTE L – SUBSEQUENT EVENTS

From June 30, 2012 through the date of this report, the company issued four unsecured promissory notes totaling $24,500.  Each includes an 8% simple annual interest rate.  The principal and any unpaid interest will be due and payable beginning on July 2, 2013 through August 14, 2013.

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

Liquidity and Capital Resources

At June 30, 2012, we had a working capital deficit of $(464,257) (December 31, 2011: $(433,334)).  At June 30, 2012, our current assets consisted of cash of $3,513. This compared to our current assets as of December 31, 2011, consisting of cash of 2,930.

At June 30, 2012, our total current liabilities increased to $464,257 ($436,264 as at December 31, 2011).

Result of Operations

Comparison of the Six Months Ended June 30, 2012, and June 30, 2011.

Revenue

We recognized $9,843 in revenue for the six months ending June 30, 2012 (June 30, 2011: $4,214). Cost of goods sold for the six months ended June 30, 2012, were nil (June 30, 2012: Nil), resulting in a gross profit of $9,843.

Costs and Expenses

For the six months ended June 30, 2012, operating expenses were $119,969 compared to $1,508,746 during the six months ended June 30, 2011. This decrease was principally due to an impairment of Goodwill in the amount of $1,299,884, which was related to the acquisition of our subsidiary ExploreAnywhere, Inc. during the quarter ending March 31, 2011. During the quarter year ended September 30, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. As a result of that evaluation, the Company’s decided to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demands and lack of design for use in major Internet applications.  Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be acquired from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change a triggering event and performed an interim impairment test of goodwill in accordance with applicable accounting rules as of March 31, 2011.  Based on the results of the goodwill analysis, it was determined that ExploreAnywhere, Inc.’s net book value exceeded its estimated fair value as there is only highly limited potential for future revenue generated from the ExploreAnywhere, Inc.’s software.

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

Operating expenses during the six months ended June 30, 2012, consisted of general and administration of $59,545, sales and marketing of $13,971, and research and development of $46,453, compared to operating expenses incurred during the six (6) months ended June 30, 2011, consisting of general and administrative expenses of $1,504,097, and sales and marketing of $4,649.

During the six month period ended June 30, 2012, we recognized a net loss of $133,690 compared to a net loss of 1,576,626 for the six-month period ended June 30, 2011. The decrease in net loss in the amount of $1,442,936 was due to a decrease in general and administrative expenses, as discussed above.

Comparison of the Three Months ended June 30, 2012 and June 30, 2011.

Revenue

We recognized $5,883 in revenue for the quarter ended June 30, 2012 (June 30, 2011: $2,418). Cost of goods sold for the quarter ended June 30, 2012, were Nil (June 30, 2011: Nil), resulting in a gross profit of $5,883 (June 30, 2011: $2,418).

Costs and Expenses

For the quarter ended June 30, 2012, operating expenses were $77,473 ($113,076 for the quarter ended June 30, 2011). Operating expenses for the quarter ended June 30, 2012, consisted of general and administrative expenses of $39,647, sales and marketing of $7,884 and research and development of $29,442 and, compared to operating expenses incurred during the there (3) months ended June 30, 2011, consisting of general and administrative expenses of $108,426 and sales and marketing of $4,650.

From inception to June 30, 2012, we have incurred an accumulated deficit of $(2,635,160) (December 31, 2011: $2,576,469).

Since December 31, 2011, we raised a total of $90,300 in the form of loans. As of August 14, 2012, our cash balance is approximately $4,900. We expect that we have sufficient cash on hand to meet our operating needs through for two (2) weeks. We will have to raise an additional $250,000 to meet all of our operating needs for the next 12 months. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations. Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

3(i)	Articles of Incorporation and Amendments (1)

3(ii)	Bylaws (1)

31.1	Section 302 Certification – President and principal executive officer.

31.2	Section 302 Certification – CFO, principal financial officer and principal accounting officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and principal executive officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO, principal financial officer and principal accounting officer.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (2)

(1) Incorporated by reference to the Exhibits filed with the registrant’s registration statement on Form SB-2, filed with the Securities and Exchange Commission on January 17, 2008, file number 333-148732.

(2) To be provided by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated.

EXPLORE ANYWHERE HOLDING CORP.

Date: August 14, 2012	/s/ Bryan Hammond
BRYAN HAMMOND
CEO and Member of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2012	/s/ Khris Thetsy
KHRIS THETSY
CFO (Principal Financial and Principal Accounting Officer)