Form 10-Q/A
period 2012-06-30
EXPLORE ANYWHERE HOLDING CORP
filed 2012-08-15
CIK 1424328

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

20,923,750 common shares issued and outstanding as of August 1, 2012.

Explore Anywhere Holding Corp. is filing this amendment to its Form 10-Q for the period ended June 30, 2012, to correct certain accounting errors that is discovered immediately after filing its original Form 10-Q. These accounting errors relate to the cancellation of shares returned to treasury and shares issued to the company's president that vest over time. The company does not believe that these corrections impact on the company's overall results from operations.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

EXPLORE ANYWHERE HOLDING CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarter ended June 30, 2012

Page(s)

Index	3

Balance Sheets	4

Statement of Operations	5

Statements of Cash Flows	6

Notes to the Financial Statements	7

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,513	$2,930
Total current assets	3,513	2,930

Office equipment, furniture and fixtures, net	15,556	18,325
Acquisition-related intangible assets, net	-	-
Goodwill, net	-	-

Total assets	$19,070	$21,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$98,672	$82,154
Accrued expense and other liabilities	-	-
Accrued Interest	47,813	34,408
Loan from outside lenders	307,550	215,750
Convertible Notes payable, net of BCF discount	8,470	89,089
Loan from shareholders	-	-
Warrant liability	3,804	13,402
Deferred revenue	1,461	1,461
Total current liabilities	467,770	436,264

Total long-term liabilities	-	-

Total liabilities	467,770	436,264

Stockholders' (deficit) equity
Common stock, $.001 par value; 300,000,000 shares authorized,
20,923,750 and 262,500,000 shares issued and outstanding
as of December 31, 2011 and June 30, 2012	20,924	31,924
Additional paid-in capital	2,168,394	2,129,536
Accumulated deficit	(2,638,018)	(2,576,469)
Total stockholders' (deficit)	(448,700)	(415,009)

Total liabilities and stockholders' (deficit) equity	$19,070	$21,255

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$5,833	$2,418	$9,843	$4,214
Cost of sales	-	-	-	-

Gross profit	5,833	2,418	9,843	4,214

Operating Expenses
Research and development	29,942	-	46,453	.
Sales and marketing	7,884	4,650	13,971	4,649
General and administrative	42,505	108,426	62,403	1,504,097
Total operating expenses	80,331	113,076	122,827	1,508,746

Loss from operations	(74,498)	(110,658)	(112,984)	(1,504,532)

Interest income (expense)
Interest income (expense)	(8,043)	(11,190)	(23,603)	(72,094)
Other income (expense)	-	-	38	-
Total interest income (expense)	(8,043)	(11,190)	(23,564)	(72,094)

Income (loss) before income taxes	(82,541)	(121,848)	(136,548)	(1,576,626)

Provision for income taxes	-	-	-	-

Net income (loss)	$(82,541)	$(121,848)	$(136,548)	$(1,576,626)

Basic	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	20,923,750	31,923,750	20,923,750	81,954,542

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(61,549)	$(1,576,626)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	2,769	3,314
Loan forgiven by shareholder	-	-
Amortization of debt discount in connection with the issuance of convertible notes	-	-
Interest expense associated with beneficial conversion feature	(80,619)	7,123
Impairment loss on acquisition related intangible assets	-	20,000
Impairment loss on goodwill	-	1,321,884
Fair value of common stock warrants		48,165
Changes in operating assets and liabilities:
Accounts payable	16,518	28,400
Accrued expense and other liabilities	(9,598)	(457)
Accrued Interest	13,406	16,805
Deferred Revenue	-	-
Net cash used by operating activities	(119,074)	(131,392)

Cash flows from investing activities
Equipment purchases	(0)	-
Intangible acquisition	-	-
Net cash provided (used) by investing activities	(0)	-

Cash flows from financing activities
Loan(s) from outside lenders		(12,130)
Loan(s) from shareholders		(35,000)
Warrant liabilities	(11,000)	-
Proceeds from convertible promissory notes	130,658	134,000
Additional paid in capital (non cash)	-	52,595
Net cash provided by financing activities	119,658	139,465

Net change in cash and cash equivalent	583	8,073

Cash and cash equivalent at the beginning of period	2,930	-

Cash and cash equivalent at the end of year	$3,513	$8,073

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

Effective February 9, 2011, the Board of Directors elected Mr. Oliver Nelson as CEO of the Company.

On May 31, 2012, The Company's largest shareholder,  Mr. Jose Fernando Garcia,  cancelled a total of 14,000,000  shares of the Company's  common stock.  The cancellation of such shares reduced the Company's total issued and  outstanding  shares to 17,923,750 shares.  It is management's  understanding  that Mr. Garcia,  who was the control person  of  Explore   Anywhere   Holding  Corp.  prior  to  the  acquisition  of ExploreAnywhere,  Inc. in February  2011,  wished to merge an operating  company into Explore  Anywhere  Holding Corp. and retain a minor equity  position in the entity so that he could perhaps  share in the growth of the operating  business.  When the shareholders  and  management of Explore agreed to merge with Explore, part of that agreement was that Mr. Garcia would retain small minority equity position so that Explore  Anywhere Holding Corp. could be structured in a manner that management  believed would enhance the company's growth. In accordance with that agreement, Mr. Garcia has canceled the aforementioned shares.

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

Stockholders’ Equity
The Company had authorized three hundred million (300,000,000) shares of common stock with a par value of $0.001 and 20,923,750 shares of common stock have been issued and total outstanding as of June 30, 2012. See Note I, “Common Stock” of Notes to Consolidated Financial Statements for detail.

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

Assets Measured at Fair Value on a Recurring Basis

As of June 30, 2012, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of June 30, 2012:

	As of June 30, 2012
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

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011

Total revenue	$9,843	$4,214
Net Income (loss)	$(136,548)	$(1,576,626)
Basic and diluted loss per share	$(0.01)	$(0.02)

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

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2012 are as follows:

Deferred tax assets:
Net Loss (before taxes)	$136,548
Income tax rate	34%
46,426
Less valuation allowance	(46,426)
$-

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the six months ended June 30, 2012 is as follows:

U.S. federal statutory income tax rate	34%
State tax – net of federal benefit	0%
34%
Increase in valuation allowance	(34%)
Effective tax	0%

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
$7,500 on December 29, 2010
$10,000 on January 24, 2011 (convertible promissory note)
$25,000 on January 28, 2011 (convertible promissory note)
$25,000 on February 9, 2011 (convertible promissory note)
$15,000 on March 17, 2011 (convertible promissory note)
$15,000 on April 18, 2011 (convertible promissory note)
$10,000 on May 17, 2011 (convertible promissory note)
$7,500 on June 13, 2011 (convertible promissory note)
$2,500 on June 24, 2011 (convertible promissory note)$5,000 on November 15, 2011 (convertible promissory note)

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

Shares

Shares outstanding December 31, 2011	31,923,750
Shares outstanding June 30, 2012	20,923,750

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

During the six months ended June 30, 2012 the Company recognized $9,843 revenue.  However, the Company incurred a net operating loss of $136,548. The Company has a working deficit of $448,70 as of June 30, 2012.

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

Liquidity and Capital Resources

At June 30, 2012, we had a working capital deficit of $(448,700) (December 31, 2011: $(415,009)).  At June 30, 2012, our current assets consisted of cash of $3,513. This compared to our current assets as of December 31, 2011, consisting of cash of  2,930.

At June 30, 2012, our total current liabilities increased to $467,770 ($436,264 as at December 31, 2011).

Result of Operations

Comparison of the Six Months Ended June 30, 2012, and June 30, 2011.

Revenue

We recognized $9,843 in revenue for the six months ending June 30, 2012 (June 30, 2011: $4,214). Cost of goods sold for the six months ended June 30, 2012, were nil (June 30, 2012: Nil), resulting in a gross profit of $9,843.

Costs and Expenses

For the six months ended June 30, 2012, operating expenses were $136,548 compared to $1,576,626 during the six months ended June 30, 2011. This decrease was principally due to an impairment of Goodwill in the amount of $1,299,884, which was related to the acquisition of our subsidiary ExploreAnywhere, Inc. during the quarter ending March 31, 2011. During the quarter year ended September 30, 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. As a result of that evaluation, the Company’s decided to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. due to the lack of competition in the market, lack of demands and lack of design for use in major Internet applications.  Furthermore, management recognized that no future value or revenues are certain or can be guaranteed to be acquired from the software being currently developed by ExploreAnywhere, Inc. The Company considered this change a triggering event and performed an interim impairment test of goodwill in accordance with applicable accounting rules as of March 31, 2011.  Based on the results of the goodwill analysis, it was determined that ExploreAnywhere, Inc.’s net book value exceeded its estimated fair value as there is only highly limited potential for future revenue generated from the ExploreAnywhere, Inc.’s software.

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

Operating expenses during the six months ended June 30, 2012, consisted of general and administration of $62,403, sales and marketing of $13,971, and research and development of $46,453, compared to operating expenses incurred during the six (6) months ended June 30, 2011, consisting of general and administrative expenses of $1,504,097, and sales and marketing of $4,649.

During the six month period ended June 30, 2012, we recognized a net loss of $136,548 compared to a net loss of 1,576,626 for the six-month period ended June 30, 2011. The decrease in net loss in the amount of $1,440,078 was due to a decrease in general and administrative expenses, as discussed above.

Comparison of the Three Months ended June 30, 2012 and June 30, 2011.

Revenue

We recognized $5,883 in revenue for the quarter ended June 30, 2012 (June 30, 2011: $2,418). Cost of goods sold for the quarter ended June 30, 2012, were Nil (June 30, 2011: Nil), resulting in a gross profit of $5,883 (June 30, 2011: $2,418).

Costs and Expenses

For the quarter ended June 30, 2012, operating expenses were $80,331 ($113,076 for the quarter ended June 30, 2011). Operating expenses for the quarter ended June 30, 2012, consisted of general and administrative expenses of $42,505, sales and marketing of $7,884 and research and development of $29,442 and, compared to operating expenses incurred during the there (3) months ended June 30, 2011, consisting of general and administrative expenses of $108,426 and sales and marketing of $4,650.

From inception to June 30, 2012, we have incurred an accumulated deficit of $(2,638,018) (December 31, 2011: $2,576,469).

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