Form 10-Q
period 2012-09-30
EXPLORE ANYWHERE HOLDING CORP
filed 2012-11-19
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

20,923,750 common shares issued and outstanding as of November 5, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

EXPLORE ANYWHERE HOLDING CORPORATION
(FORMERLY KNOWN AS PORFAVOR CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Page(s)

Index	3

Balance Sheets	4

Statement of Operations	5

Statements of Cash Flows	6

Notes to the Financial Statements	7

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$333	$2,930
Total current assets	333	2,930

Office equipment, furniture and fixtures, net	14,444	18,325
Acquisition-related intangible assets, net	-	-
Goodwill, net	-	-

Total assets	$14,777	$21,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$84,156	$82,154
Accrued expense and other liabilities	-	-
Accrued Interest	55,245	34,408
Loan from outside lenders	338,550	215,750
Convertible Notes payable, net of BCF discount	8,470	89,089
Loan from shareholders	-	-
Warrant liability	4,654	13,402
Deferred revenue	1,461	1,461
Total current liabilities	492,536	436,264

Total long-term liabilities	-	-

Total liabilities	492,536	436,264

Stockholders' (deficit) equity
Common stock, $.001 par value; 300,000,000 shares authorized, 20,923,750 and 262,500,000 shares issued and outstanding as of December 31, 2011 and September 30, 2012	20,924	31,924
Additional paid-in capital	2,168,394	2,129,536
Accumulated deficit	(2,667,077)	(2,576,469)
Total stockholders' (deficit)	(477,759)	(415,009)
Total liabilities and stockholders' (deficit) equity	$14,777	$21,255

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$3,829	$1,689	$13,672	$5,903
Cost of sales	-	-	-	-
Gross profit	3,829	1,689	13,672	5,903

Operating Expenses
Research and development	10,038	38,235	56,491	-
Sales and marketing	9,290	5,814	22,861	8,843
General and administrative	5,099	22,694	67,902	1,518,354
Total operating expenses	24,427	66,743	147,254	1,527,197

Loss from operations	(20,598)	(65,054)	(133,582)	(1,521,294)

Interest income (expense)
Interest income (expense)	(8,461)	(24,306)	(32,064)	(90,405)
Other income (expense)	-	-	38	-
Total interest income (expense)	(8,461)	(24,306)	(32,025)	(90,405)

Income (loss) before income taxes	(29,059)	(89,360)	(165,607)	(1,611,699)
Provision for income taxes	-	-	-	-
Net income (loss)	$(29,059)	$(89,360)	$(165,607)	$(1,611,699)
Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding	20,923,750	31,923,750	20,923,750	81,954,542

See accompanying notes to condensed consolidated financial statements

EXPLORE ANYWHERE HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(90,608)	$(89,360)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	3,881	1,656
Loan forgiven by shareholder	-	-
Amortization of debt discount in connection with the issuance of convertible notes	-	-
Interest expense associated with beneficial conversion feature	(80,619)	9,045
Impairment loss on acquisition related intangible assets	-	-
Impairment loss on goodwill	-	-
Fair value of common stock warrants		-
Changes in operating assets and liabilities:
Accounts payable	2,002	11,585
Accrued expense and other liabilities	(8,748)	-
Accrued Interest	20,837	23,409
Deferred Revenue	-	-
Net cash used by operating activities	(153,255)	(43,664)

Cash flows from investing activities
Equipment purchases	-	(699)
Intangible acquisition	-	-
Net cash provided (used) by investing activities	-	(699)

Cash flows from financing activities
Loan(s) from outside lenders		-
Loan(s) from shareholders		-
Warrant liabilities	(11,000)	-
Proceeds from convertible promissory notes	161,658	37,353
Additional paid in capital (non cash)	-	-
Net cash provided by financing activities	150,658	37,353

Net change in cash and cash equivalent	(2,597)	(7,010)

Cash and cash equivalent at the beginning of period	2,930	8,073

Cash and cash equivalent at the end of year	$333	$1,063

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

On June 18, 2012, the Board of Directors (the “Board”) of Explore Anywhere Holding Corporation approves the issuance of 2,000,000 free trading shares to Amalfi Coast Capital, in exchange for the conversion and cancellation of the principal amount of the $100,000 of the Notes, with all of the accrued interest thereon remaining due and payable.

On June 18, 2012, the Board of Directors (the “Board”) of Explore Anywhere Holding Corporation entered into a Restricted Stock Award Agreement (“Stock Award”) with its President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond.  The Award is subject to vesting schedule whereby twenty percent (20%) of the Stock Award vests for every $1,000,000 in revenue that the Company receives.  The Stocks Award is also subject to a substantial risk of forfeiture as it is subject to the continued employment of Mr. Hammond by the Company in an executive capacity.

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

Inventory
Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. There was no inventory as of September 30, 2012.

Cost of Goods Sold
Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Advertising
Advertising expenses are recorded as general and administrative expenses as incurred. These expenses amounted to $22,861 for the nine months ended September 30, 2012.

Research and Development
The Company starts to capitalize any development or programmer fees according to ASC 985-20 when the software development stage reaches the feasibility period.  For the nine months ended September 30, 2012, the Company incurred $56,491 as software development under Research and Development as the product has not passed the feasibility period, all the software related development cost need to be expensed.

Stockholders’ Equity
The Company had authorized three hundred million (300,000,000) shares of common stock with a par value of $0.001 and 20,923,750 shares of common stock have been issued and total outstanding as of September 30, 2012. See Note I, “Common Stock” of Notes to Consolidated Financial Statements for detail.

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

NOTE B - BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

PROPERTY AND EQUIPMENT:

The carrying values of fixed assets as of September 30, 2012 were as follows:

Office Equipment	$29,818
Furniture and Fixtures	14,365
44,182
Less Adjustments and Depreciation
Accumulated Depreciation	(29,739)
Fixed assets, net of depreciation	$14,777

Depreciation expense is $2,769 for the nine months ended September 30, 2012.

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

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. The Company reviewed its financial and non-financial assets and liabilities for the nine months ended September 30, 2012 and concluded that there were no material impairment charges during each of these periods.

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

	(Unaudited)
	Year Ended
	September 30,
	2012	2011

Total revenue	$13,672	$5,903
Net Income (loss)	$(165,607)	$(1,611,699)
Basic and diluted loss per share	$(0.01)	$(0.02)

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

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2012 are as follows:

Deferred tax assets:
Net Loss (before taxes)
$165,607
Income tax rate	34%
56,306
Less valuation allowance	(53,306)
$-

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the nine months ended September 30, 2012 is as follows:

U.S. federal statutory income tax rate	34%
State tax – net of federal benefit	0%
34%
Increase in valuation allowance	(34%)
Effective tax	0%

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

On December 19, 2008, Bryan Hammond, an officer of the Company, obtained American Express Gold card for operating expenses throughout years of operations.  The credit card had a balance owed $0 and $3,088 as of September 30, 2012 and December 31, 2011, respectively.

The fourteen promissory notes in the following amounts were issued to Amalfi Coast Capital through the nine months ended September 30, 2012 are related party transactions as Amalfi Coast Capital holds the Company’s shares.  For detail of the notes payable, please refer to Note G, “Notes Payable” for the Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2012.

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

Total = $215,000 ($190,000convertible and $25,000 non-convertible)

NOTE G – NOTES PAYABLE

As of September 30, 2012, the Company had $234,750 regular notes payable and $103,800 net of discount convertible notes from outsider lenders.

Unsecured promissory notes payable	$234,750
Unsecured convertible notes payable	103,800
Net of discount for the unsecured convertible notes payables	(8,470)
Total notes payable as of 9/30/12	$342,366

Accrued interest expense as of 9/30/12	$55,245

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

On March 9, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 31, 2011.  As of September 30, 2012, the outstanding balance with accrued interest was $8,887.  No interest was paid as of September 30, 2012.

On March 23, 2010, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on March 23, 2011.  However, the Company is technically in default on its promissory notes to the persons or entities detailed hereafter, the note was matured on March 23, 2011.  The Company is continuously accruing the interest.  As of September 30, 2012, the outstanding balance with the total accrued interest was $29,548.  No interest was paid as of September 30, 2012.

On December 3, 2010, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 3, 2011.  As of September 30, 2012, the outstanding balance with accrued interest was $11,260.  No interest was paid as of September 30, 2012.

On December 29, 2010, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 29, 2011.  As of September 30, 2012, the outstanding balance with accrued interest was $8,402.  No interest was paid as of September 30, 2012

On January 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on January 24, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $11,260.  No interest was paid as of September 30, 2012.

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

On February 9, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital in the amount of $25,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on February 09, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $27,778.  No interest was paid as of September 30, 2012.

On March 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note was payable on March 17, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $16,548.  No interest was paid as of September 30, 2012.

On April 8, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 8, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $8,238.  No interest was paid as of September 30, 2012.

On April 18, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $15,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on April 18, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $16,443.  No interest was paid as of September 30, 2012.

On May 17, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $10,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on May 17, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $10,899.  No interest was paid as of September 30, 2012.

On June 2, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 2, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $10,864.  No interest was paid as of September 30, 2012.

On June 13, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $7,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June 13, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $8,130.  No interest was paid as of September 30, 2012.

On June 24, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $2,500 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on June, 24, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $2,704.  No interest was paid as of September 30, 2012.

On June 28, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 28, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $7,024.  No interest was paid as of September 30, 2012.

On July 1, 2011, the Company issued an unsecured promissory note in the amount of $6,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 1, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $7,020.  No interest was paid as of September 30, 2012.

On July 21, 2011, the Company issued an unsecured promissory note in the amount of $2,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 21, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $2,151.  No interest was paid as of September 30, 2012.

On July 26, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on July 26, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $8,059.  No interest was paid as of September 30, 2012.

On August 5, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 5, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $9,115.  No interest was paid as of September 30, 2012.

On August 8, 2011, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 8, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $9,109.  No interest was paid as of September 30, 2012.

On August 24, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on August 24, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $5,341.  No interest was paid as of September 30, 2012.

On September 13, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on September 13, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $7,978.  No interest was paid as of September 30, 2012.

On October 4, 2011, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 4, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $7,944.  No interest was paid as of September 30, 2012.

On October 6, 2011, the Company issued an unsecured promissory note in the amount of $2,250 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 6, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $2,382.  No interest was paid as of September 30, 2012.

On October 17, 2011, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on October 17, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $10,563.  No interest was paid as of September 30, 2012.

On November 2, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 2, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $5,264.  No interest was paid as of September 30, 2012.

On November 7, 2011, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 7, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $5,259.  No interest was paid as of September 30, 2012.

On November 15, 2011, the Company issued an unsecured promissory note in the amount of $3,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 15, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $3,150.  No interest was paid as of September 30, 2012.

On November 15, 2011, the Company issued an unsecured convertible promissory note to Amalfi Coast Capital   in the amount of $5,000 at 8% simple annual interest rate and at a conversion price of $0.05 per share.  The principal balance with accrued interest of this note shall be payable on November 15, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $5,250.  No interest was paid as of September 30, 2012.

On November 28, 2011, the Company issued an unsecured promissory note in the amount of $4,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on November 28, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $4,712.  No interest was paid as of September 30, 2012.

On December 7, 2011, the Company issued an unsecured promissory note in the amount of $3,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 7, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $3,658.  No interest was paid as of September 30, 2012.

On December 27, 2011, the Company issued an unsecured promissory note in the amount of $5,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on December 27, 2012.  As of September 30, 2012, the outstanding balance with accrued interest was $5,724.  No interest was paid as of September 30, 2012.

On January 19, 2012, the Company issued an unsecured promissory note in the amount of $12,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on January 19, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $12,947.  No interest was paid as of September 30, 2012.

On February 23, 2012, the Company issued an unsecured promissory note in the amount of $5,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on February 23, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $5,140.  No interest was paid as of September 30, 2012.

On March 2, 2012, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 2, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $10,263.  No interest was paid as of September 30, 2012.

On March 9, 2012, the Company issued an unsecured promissory note in the amount of $12,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on March 9, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $12,810.  No interest was paid as of September 30, 2012.

On April 4, 2012, the Company issued an unsecured promissory note in the amount of $3,800 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 4, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $3,873.  No interest was paid as of September 30, 2012.

On April 17, 2012, the Company issued an unsecured promissory note in the amount of $10,000 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on April 17, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $10,162 No interest was paid as of September 30, 2012.

On May 3, 2012, the Company issued an unsecured promissory note in the amount of $12,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on May 3, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $12,659.  No interest was paid as of September 30, 2012.

On May 22, 2012, the Company issued an unsecured promissory note in the amount of $7,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on May 22, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $7,564.  No interest was paid as of September 30, 2012.

On June 4, 2012, the Company issued an unsecured promissory note in the amount of $9,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 4, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $9,554.  No interest was paid as of September 30, 2012.

On June 11, 2012, the Company issued an unsecured promissory note in the amount of $8,500 at 8% simple annual interest rate.  The principal balance with accrued interest of this note shall be payable on June 11, 2013.  As of September 30, 2012, the outstanding balance with accrued interest was $8,535.  No interest was paid as of September 30, 2012.

Explore Anywhere Holding Corp., Unsecured Convertible Notes:

Through September 30, 2012, the Company issued 11 unsecured convertible promissory notes to Amalfi Coast Capital in the total amount of $190,000 at 8% simple annual interest rate with a conversion price of $.05 per share and with different periods of expiration.  At the time the convertible promissory notes were issued, the current fair market value of the stock was greater than the proceeds of the convertible promissory notes.

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

As of September 30, 2012, the fair value of the shares underlying the convertible promissory notes issued to Explore Anywhere Holding was estimated to be a total of $116,850 using the Black-Scholes pricing model with a volatility of 152% and the following assumptions: no dividend yield, an exercise price of $0.05 per share, a $0.186 current price of the underlying per share, and a risk-free interest rate of 1.04%. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and the value of the warrants themselves at the time of issuance. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion charge was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $6,530 at the time of each issuance provided to Explore Anywhere Holding in connection with the Convertible Note up to and including as of September 30, 2012. The debt discounts are amortized as interest expense over the life of the notes. The Company recorded interest expense for the Beneficial Conversion Feature or BCF in the amounts of $0 and $0 for the 6 months ended September 30, 2012 and September 30, 2011, respectively.  As convertible promissory notes with warrant issuance are considered a liability, the Company recorded the changes in the fair value of the warrant liability in the amount of $1,405 as interest expense for the 6 months ended September 30, 2012.

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

NOTE H – COMMON STOCK

On June 18, 2012, the Board of Directors (the “Board”) of Explore Anywhere Holding Corporation approves the issuance of 2,000,000 free trading shares to Amalfi Coast Capital, in exchange for the conversion and cancellation of the principal amount of the $100,000 of the Notes, with all of the accrued interest thereon remaining due and payable.

On June 18, 2012, The company entered into a Restricted Stock Award Agreement (“Stock Awad”) with its President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond.  The Award is subject to vesting schedule whereby twenty percent (20%) of the Stock Award vests for every $1,000,000 in revenue that the Company receives.  The Stocks Award is also subject to a substantial risk of forfeiture as it is subject to the continued employment of Mr. Hammond by the Company in an executive capacity.

Shares
Shares outstanding December 31, 2011	31,923,750
Shares outstanding September 30, 2012	20,923,750

NOTE I - GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment

The following table presents goodwill balances and the movements as of September 30, 2012

Balance as of December 31, 2010	$1,321,884
Goodwill acquired during the 3 months ended September 30, 2012	0

Impairment charge (during the year ended December 31, 2011)	(1,321,884)

Balance as of September 30, 2012	$-

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

Acquisition related intangible assets

The carrying values of the Company’s amortized acquired intangible assets as of September 30, 2012 are as follows:

	Gross	Accumulated Amortization and Write-off (incurred during the year ended December 31, 2011)	Net

Customer relationships acquired as of September 30, 2012	$20,000	$(20,000)	$0

Total	$20,000	$(20,000)	$0

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

The following present total revenue by geographic region for the nine month period ended September 30, 2012, and for the nine month period ended September 30, 2011:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
Revenues:
United States - product sales	$13,672	$5,903
Total revenues	$13,672	$5,903

NOTE K – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the nine months ended September 30, 2012 the Company recognized $13,672 revenue.  However, the Company incurred a net operating loss of $165,607. The Company has a working deficit of $477,759 as of September 30, 2012.

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

Legal Proceedings

The Company is not presently involved in any legal proceedings and was not involved in any such legal proceedings during the nine months ended September 30, 2012.

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

NOTE L – SUBSEQUENT EVENTS

On October 14, 2012, the Board of Directors (the “Board”) of Explore Anywhere Holding Corp., a Nevada corporation (the “Company”) received the resignation of Mr. William Corso as a Company Director. From September 30, 2012 through the date of this report, the company issued ten unsecured promissory notes totaling $37,742.55  Each includes an 8% simple annual interest rate. One note out of the ten that was issued in the amount of $15,000 on October 29, 2012 is an unsecured convertible promissory note at a conversion price of $0.05 per share. Additionally, seven of the ten notes that were issued in the combined amount of $13,992.55 are short term unsecured promissory notes (none have a conversion feature) with three month maturity dates. $11,654.23 has been repaid to date against the short term unsecured promissory notes. The principal and any unpaid interest will be due and payable beginning on January 3, 2013 through October 29, 2013.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 2012, we had working capital deficit of $492,536 (December 31, 2011: $433,334).  At September 30, 2012 our assets consisted only of cash of $333, compared to cash of $2,930 as of December 31, 2011.
At September 30, 2012, our total current liabilities were $492,536, compared to $436,264 as at December 31, 2011. The reason for the increase in our current liabilities was mainly due to the increase of our loan from outside lenders from $215,750 as of December 31, 2011, to $338,550 as of September 30, 2012, offset in part by a decrease in our convertible note payable from $89,089 to $8,470.

As of November 19, 2012, our cash balance is approximately $146.01, which will meet our operating requirements for only one (1) week. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

Result of Operations

Comparison of the Nine Months ended September 30, 2012 and September 30, 2011.

Revenue

We recognized $13,672 in revenue for the nine (9) months ended September 30, 2012 (September 30, 2011: $5,903). Cost of sales for the nine (9) months ended September 30, 2012, were Nil (September 30, 2011: Nil), resulting in a gross profit of $13,672 (September 30, 2011: $5,903).

Costs and Expenses

For the nine (9) months ended September 30, 2012, operating expenses were $147,254 ($1,527,198 for the nine (9) months end September 30, 2011). The decrease was principally due to the decrease of our general and administrative costs from $1,527,197 in 2011 to $67,902 in 2012.

Operating expenses during the nine (9) months ended September 30, 2012, consisted of general and administration of $67,902, sales and marketing of $22,861 and research and development $56,491.

During the nine (9) month period ended September 30, 2012, we recognized a net loss of $165,607 compared to a net loss of $1,611,699 for the nine-month period ended September 30, 2011. The decrease in our loss was due to a decrease in our operating expenses over the prior period as discussed above.

From inception to September 30, 2012, we have incurred an accumulated deficit of $2,667,077 (December 31, 2011: $2,576,469).

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

Comparison of the Three Months ended September 30, 2012 and September 30, 2011.

Revenue

We recognized $3,829 in revenue for the quarter ended September 30, 2012 (September 30, 2011: $1,689). Cost of sales for the quarter ended September 30, 2012, were Nil (September 30, 2011: Nil), resulting in a gross profit of $3,829 (September 30, 2011: $1,689).

Costs and Expenses

For the quarter ended September 30, 2012, operating expenses were $24,427 ($66,743 for the quarter end September 30, 2011). The decrease was principally due to a decrease in our research and development from $38,235 in 2011 to $10,038 in 2012 and a decrease in general and administrative from $22,694 in 2011 to $5,099 in 2012.

Operating expenses during the three (3) months ended September 30, 2012, consisted of general and administration of $5,099 and sales and marketing of $9,290 and research and development at $10,038.

During the three (3) month period ended September 30, 2011, we recognized a net loss of $41,343 compared to a net loss of nil for the nine-month period ended September 30, 2010. The increased loss of $41,343 was due to an increase in our activities over the prior period as discussed above.

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

(1) To be provided by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated.

EXPLORE ANYWHERE HOLDING CORP.

Date: November 19, 2012	/s/ Bryan Hammond
BRYAN HAMMOND
President and Member of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2012	/s/ Khris Thetsy
KHRIS THETSY
CFO (Principal Financial and Principal Accounting Officer)