Form 10-K
period 2012-12-31
EXPLORE ANYWHERE HOLDING CORP
filed 2013-04-12
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-33933

EXPLORE ANYWHERE HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0319470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Tara Boulevard, Suite 200, Nashua, NH	03062
(Address of principal executive offices)	(Zip Code)

(877) 539-5644
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 29, 2012, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $6,574,838.

As of April 12, 2013 there were 20,923,750 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

EXPLORE ANYWHERE HOLDING CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

ITEM 1. BUSINESS

Background

Our company’s name is Explore Anywhere Holding Corp. (the "Company"). The Company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, the Company changed its name to PorFavor Corp. From inception until March 2010, we operated as a broker of structural wood materials. Then, our former CEO/President fell ill and the wood business deteriorated. As a result, the Company decided to change its business focus and look for other opportunities. In March 2010, the Company identified a target company in the area of computer monitoring software, known as ExploreAnywhere Inc.

ExploreAnywhere Inc. (herin after referred to as "Explore" or (ExploreAnywhere Inc.") is in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities. ExploreAnywhere Inc. is incorporated in the State of Nevada. On February 4, 2011, ExploreAnywhere Inc. and its shareholders closed a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of ExploreAnywhere Inc. from its shareholders in exchange for 2,613,750 shares of the Company's common stock with a fair market value of $1,163,120. ExploreAnywhere, Inc. became a wholly-owned subsidiary of Explore Anywhere Holding Corporation. The merger was accounted for as a purchase.

Business

Principal Products

We are in the business of selling computer monitoring software, and currently sell two cloud based computer software monitoring products, Spybuddy 2013 and Keylogger PRO 2013.

SpyBuddy 2013 internet spy software and computer monitoring product that allows users to secretly monitor all areas of a PC, tracking every action down to the last keystroke pressed and the last file deleted. Unlike other computer monitoring and Internet spy software products, SpyBuddy 2013 monitoring software is virtually undetectable and exceptionally easy-to-use.

Keylogger Pro 2013 is the latest release of our award winning Keylogger. Keylogger Pro will silently record keystrokes typed on any keyboard layout (English, Russian, Chinese, Arabic, etc), as well as all passwords, emails, chats and social network activity typed by users of a computer. Keylogger Pro will also take high resolution screen shots of user activity allowing someone to see exactly what the user is seeing. Further, Keylogger Pro records all applications/programs used and how long the programs were used for.

Both Spybuddy 2013 and Keylogger PRO 2013 share the same software code, this means that the two are technically the same product, but where Keylogger PRO 2013 is an “economy” version that does not have all of the Spybuddy 2013 features. Both Spybuddy 2013 and Keylogger PRO 2013 are only compatible with the Windows operating systems XP, Vista, and 7. We have a goal to continue development of the Spybuddy 2013 and Keylogger PRO 2013 code base in order to potentially offer more Company products that have different feature sets and different price points, including the current Windows 8 compatibility development.

Both products are sold on a subscription basis with an upfront, one-year license fee. Spybuddy 2013 is offered at $69.99 and Keylogger PRO 2013 is offered at $39.99. At the time of purchase, customers must also agree to automatically be charged for the second year's license fee on the one year anniversary in order to continue using either product beyond the first year from their original purchase and activation date. The Company also offers a 7 day satisfaction guarantee or a full refund.

The remote viewing capabilities of both products require the Company to maintain server space to store customer recorded data. As a result, the Company incurs support costs as well as variable costs per customer. However, these costs cannot yet be estimated and may only be known at a future date when the Company achieves a yet undetermined volume of customers. Thus, at this time, we cannot anticipate the immediate or future success of this model.

Distribution Methods

We sell our software products in a digital download format. We get the majority of our sales through our website, exploreanywhere.com, we also get sales through a limited network of online affiliate websites. All direct website sales are processed through Explore’s merchant processor Total Apps. Explore’s merchant processor charges 3-5% per sale. Regnow.com an affiliate payment processor serves as a payment processor for all affiliate sales. When affiliates sell our products on their own individual websites, the payments are collected by Regnow, who then pay Explore minus a commission.

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

We face formidable competition in every aspect of our business, and particularly from other companies that seek to offer computer monitoring software. Currently, we consider the primary leaders of our industry to be SpectorSoft Corporation and Awareness Technologies. Neither of these companies is publicly traded, and thus public information is limited. However, both publish limited financial and operational data in the “Inc. 5000” list available at http://www.inc.com/inc5000/welcome . The 2011 Inc. 5000 list listed SpectorSoft Corporation reporting their 2008 revenue as $17.1 million and 2011 revenue as to $20.1 million, and Awareness Technologies reporting their 2008 revenue as $5.8 million and 2011 revenue as $6.6 million.

We expect that SpectorSoft Corporation and Awareness Technologies will increasingly use their financial and engineering resources to compete within the computer monitoring software market. Both SpectorSoft and Awareness Technologies have more full time employees, significantly more cash resources, and longer operating histories than we do. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively in marketing efforts. Both SpectorSoft and Awareness Technologies also have a broader range of products and services than we do.

We will use all strategies available to us in our limited financial position to attempt to gain a competitive edge in this market. We currently have only been able to engage in limited ($1,000 per month) search engine optimization (SEO) as our only marketing mechanism. We believe that growing our Internet presence and customer base significantly will require working capital resources far greater than what we currently possess. Our current minimal revenues do not support our ongoing operations, and will not be able to support our planned growth strategies. We must secure additional funding in order to sustain operations for the next twelve (12) months. We believe that we must raise approximately $250,000 through the sale of debt or equity for us to sustain operations through the next twelve (12) months. This amount of capital has been budgeted to sustain our existing operations and to begin a marketing and sales campaign that is greater than our current limited $1,000 per month search engine optimization marketing efforts. We have not budgeted for salary compensation for any of our executives. We can provide no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flow from sales will ever be adequate to maintain our business.

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

Explore estimates it will expend $20,000 - $30,000 on research and development during the next 12 months. Such estimates are based on our goals to continue to enhance our existing software functionality by adding new features and capabilities, and to prepare our products for Windows 8 compatibility. We can provide no assurance that the actual expenses we incur will not materially exceed these estimates.

As of December 31, 2012, we had one full-time employee. The Company utilizes contract labor as needed.

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

We depend on the experience of our management and the loss of our Chairman of the Board would affect our ability to implement our business plan.

Our performance is substantially dependent on the performance of Bryan Hammond, our President and Chairman of the Board. Mr. Hammond is knowledgeable about our Company and business plan. The loss of his services would require us to expend significant time and resources to seek an adequate replacement. We would also have to invest in training and educating such replacement about our business. We have limited resources and it may be difficult or impossible for us to offer compensation that would allow us to attract well-qualified executive officers. If any replacement has less experience than our existing executive officer or does not understand our business as well, we may not implement our business plan successfully. Without the expertise of Mr. Hammond or immediate and qualified successors, we may be forced to curtail operations or close the business entirely.

Most of our personnel, including Bryan Hammond, remain uncompensated and have been so for years, we may be unable to retain or continue to motivate these personnel if we continue to not compensate them.

Our performance is substantially dependent on the performance of Bryan Hammond, our President and Chairman of the Board. The loss of the services of Bryan Hammond would require us to expend significant time and resources to seek an adequate replacement. We have not compensated Bryan Hammond in over three years, and we have never compensated our other officer Oliver Nelson and other director William Corso. Our limited financial resources have made it impossible for us to offer salary compensation. We have no equity compensation plans. We also have no employment agreements with these officers and directors. We cannot be certain how long these officers and directors will remain with the Company without compensation. Without the expertise of Bryan Hammond or an immediate and qualified successor, we may be forced to curtail operations or close the business entirely.

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

Internet technology, software applications and related infrastructure are rapidly evolving. Our ability to compete depends on our ability to develop new technologies and products as well as our ability to improve the performance and reliability of our current products and services. We may not be able to keep pace with technological advances and our products may become obsolete. Our current software products support the “Microsoft Windows” operating system, and specifically only support Windows XP, Vista, and Windows 7. Our products, at present, will not support “Windows 8,” we will need to expend additional cash resources in order to support this new operating system. Without additional working capital from outside funding sources we will not be able to undertake such an attempt. We may not be successful in accomplishing “Windows 8” compatibility, and as a result our products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

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

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Our auditors’ report for the year ended December 31, 2012 includes a “going concern” explanatory paragraph.

As of December 31, 2012 and 2011, we had an accumulated deficit of $2,808,451 and $2,576,469, respectively. As a result of recurring losses from operations and the significant amount of accumulated deficit as of December 31, 2012, our auditors’ report for year ended December 31, 2012 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” We require additional capital in order to conduct our operations for any reasonable length of time. In the event that we are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

Additionally, the former shareholders of Explore may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of December 31, 2012, 1% of our issued and outstanding shares of common stock were equal to approximately 209,238 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

We may not realize the benefits that we hoped to receive as a result of the acquisition of Explore, which include:

-	access to the capital markets of the United States;
-	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

-	the ability to use registered securities to make acquisition of assets or businesses;
-	increased visibility in the financial community;

-	enhanced access to the capital markets;
-	improved transparency of operations; and

-	perceived credibility and enhanced corporate image of being a publicly traded company.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We have complied with this rule since June 15, 2011. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 2. PROPERTIES

Explore does not own any property or real estate. Explore uses for its office space a residence owned by a family member of William Corso, one of our former board members. Explore uses this residence without any accrual of rental fees or other charges. However, there is no agreement guaranteeing the Company a set term of use or the right of continued use of this property.

ITEM 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) under the symbol “EAHC”.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTCQB:

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$0.17	$0.13
Second Quarter	$0.33	$0.15
Third Quarter	$0.35	$0.19
Fourth Quarter	$0.32	$0.17

Fiscal Year Ended December 31, 2011
First Quarter	$0.55	$0.12
Second Quarter	$0.38	$0.12
Third Quarter	$0.31	$0.14
Fourth Quarter	$0.23	$0.12

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

Holders

As of April 5, 2013, 20,923,750 shares of common stock are issued and outstanding. There are approximately 18 stockholders of record of our common stock. A majority of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Transfer Agent

The transfer agent and registrar for our common stock is Action Stock Transfer. Their address is 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121 and their telephone number at that location is (801) 274-1088.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the US Securities and Exchange Commission (the “SEC”), including the following:

•	Copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).
•	The information contained in an annual report on Form 10-K under the Exchange Act.
•
The information contained in any reports or documents required to be filed by Explore Anywhere Holding Corp. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in the Company's affairs that are not disclosed in the documents furnished.

During the year ended December 31, 2012, the Company issued 2,000,000 shares upon the conversion of $100,000 of convertible promissory notes.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Explore Anywhere Holding Corp. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Revenue

Revenue increased $4,179 to $10,186 during the year ended December 31, 2012 compared to $6,007 during the year ended December 31, 2011. The increase in revenue is the result of increasing market awareness of our products.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2012 and 2011 follows:

	Year Ended
	December 31,		Increase /	Percentage
	2012	2011	(Decrease)	Change
Operating expense
General and administrative	88,519	1,509,070	$(1,420,551)	-94%
Sales and marketing	28,824	23,671	5,153	22%
Research and development	83,443	85,857	(2,414)	-3%
Total operating expense	$200,786	$1,618,598	$(1,417,812)	-88%

General and Administrative

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $1,420,551 year-over-year decrease is primarily due to a $1,341,884 decrease in the write off of goodwill and intangible assets that occurred in 2011, $91,308 decrease in professional fees offset by an increase of approximately $12,641 in costs related to other general operating costs.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs increased approximately $5,153 from 2011 to 2012 primarily as a result of increased sales efforts.

Research and Development

Research and development (“R&D”) costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased $2,414 from 2011 to 2012.

Other Income (Expense)

Interest expense decreased $29,854 to $41,420 during the year ended December 31, 2012 compared to $71,274 during the year ended December 31, 2011. Interest expense includes accretion of the debt discount associated with the beneficial conversion feature of our convertible promissory notes. The decrease is due primarily to the decrease in amortization of this debt discount in 2012 compared to 2011 offset by higher stated coupon interest as a result of maintaining higher loan balances in 2012 compared to 2011.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including the sale of Spybuddy and Keylogger PRO software, the timing and cost of commercialization efforts, the cost of further developing Spybuddy and Keylogger PRO, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

From inception to December 31, 2012, we have incurred an accumulated deficit of $2,808,451. This loss has been incurred through a combination intangible asset impairment of $1,341,884, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At December 31, 2012, the Company had current assets of $7,059 compared to accounts payable and accrued expenses of $90,067. During the year ended December 31, 2012, the Company had revenue of $10,186 and loss from operations of $230,326. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $172,051 during the year ended December 31, 2012 as compared to $180,720 during the year ended December 31, 2011.

Net cash provided by financing activities was $169,227 during the year ended December 31, 2012 as compared to $183,650 during the year ended December 31, 2011.

Plan of Operation for the Next Twelve (12) Months

Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

As of December 31, 2012, the company owed $463,119 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this annual report, thirty-four (34) of the notes, totaling $270,750 in principal, have already matured but have not been repaid. We therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates through the rest of the 2013 calendar year. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain Note B of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
•	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

Our most critical accounting estimates include:

•	the assessment of recoverability of long-lived assets, which impacts operating expenses when we record impairments or accelerate depreciation; and
•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.

Below, we discuss these policies further, as well as the estimates and judgments involved.

Long-lived Assets

Long-lived assets, comprised of equipment, and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last two years.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in our impairment loss assessment methodology during the past two fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code. The Company’s utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Explore Anywhere Holding Corporation

We have audited the accompanying consolidated balance sheets of Explore Anywhere Holding Corporation (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated changes in stockholders' equity (deficit), and consolidated cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to from the above presented fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended were in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note A to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company

April 12, 2013
Alameda, California

Explore Anywhere Holdings Corp.
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current Assets
Cash	$106	$2,930
Other current assets (Note B)	6,953	-
Total current assets	7,059	2,930

Fixed assets (Note C)	44,183	44,183
Accumulated depreciation	(32,392)	(25,858)
Net fixed assets	11,791	18,325
Total assets	$18,850	$21,255

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$90,067	$82,154
Deferred revenue	13,072	1,461
Accrued interest payable (Note E)	63,142	34,408
Promissory notes (Note E)	284,179	215,750
Convertible promissory notes, net of $0 and $1,856 discount (Note E)	115,798	89,089
Warrant liability	-	13,402
Total Current Liabilities	566,258	436,264

Total Liabilities	566,258	436,264

Stockholders' Deficit (Note F)
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 20,923,750 and 31,923,750 at December 31, 2012 and 2011, respectively.	20,924	31,924
Additional-paid-in-capital	2,240,119	2,129,536
Accumulated deficit	(2,808,451)	(2,576,469)
Total stockholders' deficit	(547,408)	(415,009)
Total liabilities and stockholders' deficit	$18,850	$21,255

The accompanying notes are an integral part of these financial statements

Explore Anywhere Holdings Corp.
Consolidated Statements of Operations (Unaudited)
For the Years Ended December 31, 2012 and 2011

	Year Ended
	December 31,
	2012	2011

Revenue	$10,186	$6,007

Operating expenses
General and administrative	88,519	1,509,070
Sales and marketing	28,824	23,671
Research and development	83,443	85,857
Total operating expenses	200,786	1,618,598

Loss from operations	(190,600)	(1,612,591)

Other Income and (Expense)
Interest expense	(41,420)	(71,274)
Other income	38	-
Total other income and expense	(41,382)	(71,274)
Earnings before taxes	(231,982)	(1,683,865)
Provision for income taxes	-	-
Net loss	$(231,982)	$(1,683,865)

Net (loss) per common share basic	$(0.01)	$(0.03)
Weighted average common shares outstanding basic	25,419,640	56,596,469

The accompanying notes are an integral part of these financial statements

Explore Anywhere Holdings Corp.
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	262,500,000	$262,500	$545,708	$(892,604)	$(84,396)

Retirement of common stock at acquisition on February 4, 2011	(233,190,250)	(233,190)	233,190		-
Issuance of common stock for the purchase of Explore Anywhere on February 4, 2011	2,614,000	2,614	1,160,638		1,163,252
Debt discount related to the beneficial conversion feature of convertible notes			115,000		115,000
Net Income (Loss)				(1,683,865)	(1,683,865)
Balance, December 31, 2011	31,923,750	$31,924	$2,054,536	$(2,576,469)	$(490,009)

Convertible promissory notes converted to common stock	2,000,000	2,000	171,583		173,583
Issuance of common stock to Bryan Hammond, President	1,000,000	1,000	-		1,000
Cancelation of 14,000,000 shares of common stock	(14,000,000)	(14,000)	14,000		-
Net Income (Loss)				(231,982)	(231,982)
Balance, December 31, 2012	20,923,750	$20,924	$2,240,119	$(2,808,451)	$(547,408)

The accompanying notes are an integral part of these financial statements

Explore Anywhere Holdings Corp.
Consolidated Statements of Cash Flows (Unaudited)
For the Years Ended December 31, 2012 and 2011

	Year Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,982)	$(1,683,865)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	6,534	3,858
Compensation expense on fair value of warrants issued	-	-
Compensation expense on common stock issued for services	-	-
Interest expense - amortization of debt discount	25,909	93,815
Fair value of common stock warrants	(13,402)	13,402
Impairment loss on acquisition related intangible assets	-	20,000
Impairment loss on goodwill	-	1,321,884
Changes in operating accounts:
Other current assets	(6,953)	-
Accounts payable	7,913	41,602
Accrued expenses and other liabilities	(415)	(11,220)
Accrued interest	28,734	18,343
Deferred revenue	11,611	1,461
CASH USED BY OPERATING ACTIVITIES	(172,051)	(180,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	-
CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-
Proceeds from promissory notes	143,429	115,750
Repayment of shareholder loan	-	(12,100)
Proceeds from convertible promissory notes	25,798	80,000
CASH PROVIDED BY FINANCING ACTIVITIES	169,227	183,650

NET INCREASE (DECREASE) IN CASH	(2,824)	2,930
CASH, beginning of period	2,930	-
CASH, end of period	$106	$2,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE A - Organization, Going Concern and Summary of Significant Accounting Policies

Organization

Our company’s name is Explore Anywhere Holding Corp. The Company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, the Company changed its name to PorFavor Corp. From inception until March 2010, we operated as a broker of structural wood materials. Then, our former CEO/President fell ill and the wood business deteriorated. As a result, the Company decided to change its business focus and look for other opportunities. In March 2010, the Company identified a target company in the area of computer monitoring software, known as ExploreAnywhere Inc.

ExploreAnywhere Inc. is in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities. ExploreAnywhere Inc. is incorporated in the State of Nevada.On February 4, 2011, ExploreAnywhere Inc. and its shareholders closed a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of ExploreAnywhere Inc. from its shareholders in exchange for 2,613,750 shares of the Company's common stock with a fair market value of $1,163,120. ExploreAnywhere, Inc. became a wholly-owned subsidiary of Explore Anywhere Holding Corporation. The merger was accounted for as a purchase.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the year ended December 31, 2012 the Company recognized $10,186 of revenue. However, the Company incurred a net operating loss of $231,982. The Company has negative working capital of $559,199 as of December 31, 2012.

During the next 12 months, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing, making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders. Management’s ongoing priority focus is the enhancement of existing software products and the development of new ones to continuously enhance the company’s position in the marketplace.

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

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with U.S. GAAP and are those of the Company and its wholly-owned subsidiary, ExploreAnywhere, Inc. All significant intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Revenue Recognition

Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. All our revenue during 2012 and 2011 was delivered via internet download. There is no technical support or warranty associated with the sale of our software. If customers have any problems with its software that cannot be easily resolved, the Company will fully refund the price. Revenue is recognized ratably over the one year subscription term of each sale adjusted accordingly for refunds. Unrecognized income is recorded as a liability under deferred revenue on our balance sheet.

Cost of Goods Sold

Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Sales and marketing costs

Sales and marketing expenses include advertising expenses, commissions and SEO expenses. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred. For the year ended December 31, 2012 and 2011, the Company incurred $28,824 and $23,671, respectively, in marketing and advertising expense.

Research and Development

Expenses related to present and future products are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. The Company has amounts deposited with financial institutions in excess of federally insured limits.

Fixed assets

Fixed assets are carried at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

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

Goodwill is measured and tested for impairment in the fourth quarter of each year in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles–Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value, including goodwill. The Company has one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded.

During 2011, the Company evaluated the viability of the software developed by ExploreAnywhere, Inc. The Company’s decision to recognize only nominal value as to the existing software developed by ExploreAnywhere, Inc. was due to being non-competitive in the market place, lack of demand, not designed for use in major Internet applications such as Facebook, Twitter and others. Furthermore, management recognized that no future value or revenues are certain or cannot be guaranteed to be attributed from the software being currently developed by ExploreAnywhere, Inc. The Company wrote off the entire $1,321,884 goodwill and $20,000 acquisition related intangible assets as “Impairment of goodwill” and “Impairment of intangible assets”, respectively under general and administrative expense.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and equivalents, accounts payable, accrued liabilities and debt. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1— Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below as of December 31, 2012:

Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$106	$-	$-	$106
Other current assets	6,953	-	-	6,953
Total	$7,059	$-	$-	$7,059

Liabilities
Accounts payable & accrued expenses	$90,067	$-	$-	$90,067

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions, if any, taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “NOTE G - Net Loss Per Share” for further discussion.

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

NOTE B - Other Current Assets

Other current assets as of December 31, 2012 consists of $6,953 of sales being held by the Company's credit card processor pending completion of certain account opening documents. The Company expects these funds to be released during our first quarter of 2013.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2012	2011
Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(32,392)	(25,858)
Fixed assets, net	$11,791	$18,325

During the years ended December 31, 2012 and 2011, the Company recognized $6,534 and $3,858, respectively, in depreciation expense.

NOTE D - Accounts Payable & Accrued Expenses

At December 31, 2012, accounts payable and accrued expenses totaling $90,067 consisted of $50,729 of professional services and $39,338 of trade payables.

At December 31, 2011, accounts payable and accrued expenses totaling $82,154 consisted of $46,482 of professional services and $35,672 of trade payables.

NOTE E - Promissory Notes

As of December 31, 2012, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$115,798	$39,463	$155,261
Non convertible promissory notes	284,179	23,679	307,858
Total	$399,977	$63,142	$463,119

Convertible Promissory Notes

As of December 31, 2012, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
07/06/07	2/6/2009	Converted to stock	$-	$19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	1,550	11,550
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	3,786	28,786
03/17/11	3/17/2012	In default	15,000	2,153	17,153
04/18/11	4/18/2012	In default	15,000	2,048	17,048
05/17/11	5/17/2012	In default	10,000	1,302	11,302
06/13/11	6/13/2012	In default	7,500	932	8,432
06/24/11	6/24/2012	In default	2,500	305	2,805
11/15/11	11/15/2012	In default	5,000	452	5,452
10/29/12	10/30/2013	Current	17,400	240	17,640
12/12/12	12/13/2013	Current	2,000	8	2,008
12/18/12	12/19/2013	Current	1,848	5	1,853
12/18/12	12/19/2013	Current	4,550	13	4,563
Total			$115,798	$39,463	$155,261
Number of shares issuable upon exercise of the above debt at $0.05					3,105,220

From time to time the Company has issued CPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate, no requirement for any payments prior to maturity, and the right to convert the outstanding principle and interest in to into fully paid and non-assessable shares of the Company's common stock at a fixed conversion price of $0.05 per share upon default. The conversion privilege provides for net share settlement only. No stock purchase warrants were issued in connection with the CPNs. Pursuant to ASC 470-20-25-5, the Company determined that due to the market price of the Company's common stock being over 2x greater than the conversion price contained in each CPN on the commitment date, each CPN contained a beneficial conversion feature (“BCF”) with an intrinsic value in excess of the face amount of each CPN. However, the total debt discount recorded for each BCF is limited to the total amount of each CPNs's proceeds. The resulting discount to the Loan is then accreted over the one year term of each CPN using the effective interest method.

During the year ended December 31, 2012, $100,000 of combined principle related to the notes above dated July 6, 2007, March 23,2010 and January 24, 2011 were converted at the election of the note holder into 2,000,000 shares of common stock. The interest was not converted and remains outstanding.

 During the year ended December 31, 2012 and 2011 the company issued $25,798 and $80,000, respectively of CPNs.

During the year ended December 31, 2012 and 2011, the Company recognized $10,796 and $7,154, respectively of interest expense related to the CPNs and $25,909 and $93,815, respectively of accretion related to the debt discount.

Non Convertible, Unsecured Promissory Notes

As of December 31, 2012, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	$1,690	$9,190
12/03/10	12/4/2011	In default	10,000	1,664	11,664
12/29/10	12/30/2011	In default	7,500	1,205	8,705
04/08/11	4/8/2012	In default	7,500	1,041	8,541
06/02/11	6/2/2012	In default	10,000	1,267	11,267
06/28/11	6/28/2012	In default	6,500	786	7,286
07/01/11	7/1/2012	In default	6,500	782	7,282
07/21/11	7/21/2012	In default	2,000	232	2,232
07/26/11	7/26/2012	In default	7,500	861	8,361
08/05/11	8/5/2012	In default	8,500	958	9,458
08/08/11	8/8/2012	In default	8,500	952	9,452
08/24/11	8/24/2012	In default	5,000	542	5,542
09/13/11	9/13/2012	In default	7,500	781	8,281
10/04/11	10/4/2012	In default	7,500	746	8,246
10/06/11	10/6/2012	In default	2,250	223	2,473
10/17/11	10/17/2012	In default	10,000	967	10,967
11/02/11	11/2/2012	In default	5,000	466	5,466
11/07/11	11/7/2012	In default	5,000	460	5,460
11/15/11	11/15/2012	In default	3,000	271	3,271
11/28/11	11/28/2012	In default	4,500	394	4,894
12/07/11	12/7/2012	In default	3,500	299	3,799
12/27/11	12/27/2012	In default	5,500	446	5,946
01/19/12	1/19/2013	Current	12,500	951	13,451
02/23/12	2/23/2013	Current	5,000	342	5,342
03/02/12	3/3/2013	Current	10,000	666	10,666
03/09/12	3/10/2013	Current	12,500	814	13,314
04/17/12	4/18/2013	Current	10,000	565	10,565
05/03/12	5/4/2013	Current	12,500	663	13,163
05/22/12	5/23/2013	Current	7,500	367	7,867

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
06/04/12	6/5/2013	Current	9,500	437	9,937
06/11/12	6/12/2013	Current	8,500	378	8,878
04/03/12	4/4/2013	Current	3,800	227	4,027
07/02/12	7/3/2013	Current	3,500	140	3,640
07/11/12	7/12/2013	Current	9,500	360	9,860
07/23/12	7/24/2013	Current	6,500	229	6,729
08/14/12	8/15/2013	Current	5,000	152	5,152
09/04/12	9/5/2013	Current	6,000	155	6,155
09/13/12	9/14/2013	Current	500	12	512
10/05/12	10/6/2013	Current	3,500	67	3,567
10/15/12	10/16/2013	Current	5,250	89	5,339
12/07/12	12/8/2013	Current	4,000	21	4,021
12/20/12	12/21/2013	Current	5,000	12	5,012
12/30/12	12/30/13	Current	2,879	-	2,879
Total			$284,179	$23,679	$307,858

From time to time the Company has issued UPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate and no requirement for any payments prior to maturity. The Company has made no repayments of the above UPNs.

During the year ended December 31, 2012 and 2011 the company issued $143,429 and $115,750, respectively of UPNs. Also during 2012 and 2011, the Company recognized $17,938 and $11,187 of interest expense related to the UPNs above.

NOTE F - Stockholder's Equity

On May 31, 2012, The Company's largest shareholder, Mr. Jose Fernando Garcia, cancelled a total of 14,000,000 shares of the Company's common stock. It is management's understanding that Mr. Garcia, who was the control person of Explore Anywhere Holding Corp. prior to the acquisition of ExploreAnywhere, Inc. on February 4, 2011, wished to merge an operating company into Explore Anywhere Holding Corp. and retain a minor equity position in the entity so that he could perhaps share in the growth of the operating business. When the shareholders and management of Explore agreed to merge with Explore, part of that agreement was that Mr. Garcia would retain small minority equity position so that Explore Anywhere Holding Corp. could be structured in a manner that management believed would enhance the company's growth. In accordance with that agreement, Mr. Garcia has canceled the aforementioned shares.

On June 18, 2012, the Board of Directors approved the issuance of 2,000,000 free trading shares to Amalfi Coast Capital in exchange for the conversion of $100,000 of principal related to the CPN's described in NOTE D above.

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement (the "Award") with its President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond. The Award is subject to a substantial risk of forfeiture as it is subject to the continued employment of Mr. Hammond in an executive capacity and vests only upon the realization of significantly greater revenues whereby for every $1,000,000 in revenue recognized, 20% or 200,000 shares vest. As a result, the Company has recorded the issuance at par and will record expense related to the vesting of this Award at the time Mr. Hammond meets the vesting milestone(s).

NOTE G - Net Loss Per Share

During the years ended December 31, 2012 and 2011, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive. Excluded from the computation of diluted net loss per share is convertible debt convertible into 3,105,220 and 4,063,090 shares of common stock upon conversion at a conversion price of $0.05 per share as of December 31, 2012 and 2011, respectively.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(231,982)	$(1,683,865)

Denominator:
Weighted average number of common shares outstanding	25,419,640	56,596,469

Basic and diluted EPS	$(0.01)	$(0.03)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	3,273,230	3,284,024

NOTE H -  Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,156,452	$924,470
Statutory tax rate	34%	34%
Gross deferred tax assets	393,194	314,320
Valuation allowance	(393,194)	(314,320)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $393,194 and $314,320, respectively. The net change in the total valuation allowance for the years ended December 31, 2012 was an increase of $78,874. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2012, of approximately $1,156,452, which, subject to limitations of Internal Revenue Code Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2026 through 2031.

Utilization of U.S. net operating losses and tax credits of Explore Anywhere Holding Corp. and our wholly owned subsidiary, ExploreAnywhere, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, private placements and debt conversions. Subsequent significant equity changes, could further limit the utilization of the net operating losses and credits. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the net operating losses and tax credits will be reduced with a reduction in the valuation allowance of a like amount.

As of December 31, 2012 and 2011, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

NOTE I - Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

On May 31, 2012, The Company's largest shareholder, Mr. Jose Fernando Garcia, cancelled a total of 14,000,000 shares of the Company's common stock (See NOTE E - Stockholder's Equity for additional disclosure).

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement with its President and CEO, Bryan Hammond, pursuant to which the Company issued One million (1,000,000) shares of its common stock to Mr. Hammond (See NOTE E - Stockholder's Equity for additional disclosure).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE J - Subsequent Events

Management has reviewed material events subsequent of the year ended December 31, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. From January, 2013 through the date of this report, the company issued three unsecured promissory notes totaling $24,402 ($10,000, $7,402 and $7,000). Each includes an 8% simple annual interest rate. The principal and any unpaid interest will be due and payable beginning on January 24, 2014 through April 3, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers as of April 5, 2013.

Name	Age	Current Position With Us	Director or Officer Since
Bryan Hammond(1)	28	Chairman, President, Chief Executive Officer and Secretary	March 23, 2010
Justin Frere	40	Chief Financial Officer and Treasurer	March 20, 2013

(1) Mr. Hammond was appointed our Chairman on March 23, 2010; President on February 4, 2011 following the resignation of William Gerlib as president on February 1, 2011; and as CEO, Treasurer and Secretary following the resignation of Oliver Nelson on April 14, 2012.

Former Officers and Directors

Mr. Boyd Applegate, our Chief Executive Officer, President and Director since October 5, 2007, resigned on March 18, 2010 from all such positions. Ms. Christine Applegate, our Chief Financial Officer and Director since October 5, 2007, resigned on March 18, 2010 from all such positions. Mr. Gavin Durni, our Director since March 23, 2010, resigned on November 8, 2010. Mr. William Gerlib, our Chief Executive Officer, President, Treasurer, Secretary and Director since March 18, 2010 resigned on February 1, 2011 from all such positions. Mr. William Corso, our Director and Treasurer since March 23, 2010, resigned on October 14, 2012 from all such positions. Mr. Oliver Nelson, our Chief Executive Officer since February 9, 2011, resigned on April 14, 2012. Mr. Khris Thetsy, our CFO since February 4, 2011, resigned on February 26, 2013.

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Mr. Bryan Hammond –Chairman of the Board, President and CEO

In 2001, Mr. Hammond turned his attention toward developing and innovating technologies that protected children from the increasing dangers of the Internet by founding Explore Software in 2002. Mr. Hammond attended the University of New Hampshire Whittemore School of Business and Economics studying Business Administration, but left after one year of study to continue his management of ExploreAnywhere, Inc. full time as CEO. Mr. Hammond is also founder and CEO of Hammond Industries, a web development and Internet marketing company that specializes in international and domestic traffic monetization. Mr. Hammond serves as the Company's Chairman, President, CEO and Secretary.

Mr. Justin Frere - Chief Financial Officer and Treasurer

Mr. Frere has over 16 years of experience, holds a CPA license and MBA, and is a hands-on CFO/Controller level finance and administration professional with extensive operational and analytical experience as a management consultant and internal CFO and Controller. Mr. Frere specializes in SEC reporting, financial modeling, valuation and day to day finance and accounting operations. From 2001 through present, Mr. Frere has been principle of Emergent Growth Analytics, LLC performing CFO/Controller, and Financial Analyst services for various public and private domestic and international clients. From 2007 - 2009, Mr. Frere served as CFO for a private stainless steel tank manufacturer primarily serving west coast wineries. From 2002 - 2004 Mr. Frere served as Controller of a start-up, multimedia marketing firm. From 1999 through 2001, Mr. Frere was a Manager at Alitum, a business services outsourcing company serving companies in the biotech and wireless communications industries. From 1998 to 1999, Mr. Frere was the Senior Reporting Analyst at Maxtor Corp., a former disk drive manufacturer. From 1996 through 1998, Mr. Frere served as a Senior Accountant with KPMG. In 2001, Mr. Frere earned a Masters in Business Administration with a finance emphasis from San Diego State University. In 1998, Mr. Frere earned his CPA designation. In 1996, Mr. Frere earned a BS in accounting and finance from Cal Poly State University in San Luis Obispo.

All of our directors are elected annually to serve for one year or until their successors are duly elected and qualified.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Bryan Hammond – Chairman, President, Secretary and Treasurer	0	0	0

Khris Thetsy – Former CFO	0	0	0

Amalfi Coast Capital	0	0	0

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.exploreanywhere.com.

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board has determined that the Company has no “independent directors” as defined under the standards of independence of the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

 Board Leadership Structure

We currently have two executive officers one of which is also the Chairman and sole director. Our Board has reviewed the Company’s current Board leadership structure. In light of the Company’s size, nature of the Company’s business, regulatory framework under which the Company operates, stockholder base, the Company’s peer group and other relevant factors, the Company has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our current structure should be modified based on what the Board believes is best for the Company and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors hall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Bryan Hammond, 6150 West 200 South, #3, Wabash, IN 46992, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Explore Anywhere Holding Corp., Attention: Bryan Hammond, 6150 West 200 South, #3, Wabash, IN 46992. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”)

 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Option Awards ($) (6)	All Other Compensation($)(7)	Total ($)
Bryan Hammond (1),	2012	-	-	-	-	-
Chairman, President, Chief Executive Officer and Secretary	2011	-	-	-	-	-
	2010	-	-	-	-	-

Khris Thetsy (2)	2012	$15,350	-	-	-	$15,350
Former CFO	2011	$25,110	-	-	-	$25,110

 (1) Mr. Hammond does not currently draw a salary. During 2012, Mr. Hammond did not have a written employment agreement with the Company.

 (2) Mr. Thetsy was paid fees for his services as CFO directly to his personally owned company, iCFO

 Outstanding Equity Awards as Fiscal Year-End

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement (the "Award") with its President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond. The Award is subject to a substantial risk of forfeiture as it is subject to the continued employment of Mr. Hammond in an executive capacity and vests only upon the realization of significantly greater revenues whereby for every $1,000,000 in revenue recognized, 20% or 200,000 shares vest. As a result, the Company has recorded the issuance at par and will record expense related to the vesting of this Award at the time Mr. Hammond meets the vesting milestones.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

No compensation has been to date by Explore to any non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 5, 2013 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Bryan Hammond	1,000,000	4.8%
Justin Frere	150,000	*

5% shareholders
Amalfi Coast Capital	2,000,000	9.6%
__________
* less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 6150 West 200 South, #3, Wabash, Indiana

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 20,923,750 shares of Common Stock issued and outstanding on a fully diluted basis as of April 5, 2013. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics requires actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving Explore Anywhere Holding Corp. or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. Explore Anywhere Holding Corp. is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•
any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•	compensation to executive officers determined by the Board;

•	compensation to directors determined by the Board;

•	transactions in which all security holders receive proportional benefits; and

•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

During the year ended December 31, 2012, no transactions related to the above occured.

For related party transactions that do not exceed $120,000 please see “Note 9 - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Sam Kan & Company currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2012. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Sam Kan & Company during the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011
Audit fees	$17,000	$17,400
Audit-related fees	-	-
Tax fees	-	1,250
Total fees	$17,000	$18,650

Audit Fees

Audit fees for the years ended December 31, 2012 and 2011, totaled $17,000 and $17,400 and consist of the aggregate fees billed by Sam Kan & Company for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2012 and 2011.

Audit-Related Fees

The Company did not pay any audit-related fees for the years ended December 31, 2012 and 2011.

Tax Fees

The Company paid tax return preparation fees to Reuven I. Rubinson, CPA for the year ended December 31, 2011. The Company plans to prepare their tax returns internally for 2012.

All Other Fees

There were no other fees billed by Sam Kan & Company for the years ended December 31, 2012 and 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2012 and 2011
•	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
•	Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
•	Notes to Consolidated Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Explore Anywhere Holding Corp. (Registrant)

Date: April 12, 2013	By:	/s/ Bryan Hammond
Bryan Hammond
Chairman of the Board, President Chief Executive Officer and Secretary (Principal Executive Officer)

Date: April 12, 2013	By:	/s/ Justin Frere
Justin Frere Chief Financial Officer and Treasurer (Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Hammond	Chairman of the Board, President,	Date: April 12, 2013
Bryan Hammond	Chief Executive Officer and Secretary
(Principal Executive Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008)

3.2	By Laws. (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008)

10.1*	Restricted Stock Award between Explore Anywhere Holding Corp. and Bryan Hammond.

10.2	Employment Agreement dated March 21, 2013 between Explore Anywhere Holding Corp. and Bryan Hammond (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2013).

10.3	Employment Agreement dated March 21, 2013 between Explore Anywhere Holding Corp. and Justin Frere (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2013).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

________________
*Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.