Form 10-Q
period 2013-03-31
EXPLORE ANYWHERE HOLDING CORP
filed 2013-05-14
CIK 1424328

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-33933

EXPLORE ANYWHERE HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0319470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Tara Boulevard, Suite 200, Nashua, NH	03062
(Address of principal executive offices)	(Zip Code)

(877) 539-5644 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 14, 2013 the registrant had outstanding 21,073,750 shares of common stock, $0.001 par value per share.

EXPLORE ANYWHERE HOLDING CORP
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3

	Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2013 and 2012	4

	Consolidated Statement of Stockholders' Equity (Unaudited) For the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012	5

	Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2013 and 2012	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits	19

Signatures		20

Item 1.  Financial Statements.

Explore Anywhere Holdings Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash	$919	$106
Other current assets (Note B)	14,427	6,953
Total current assets	15,346	7,059

Fixed assets (Note C)	44,183	44,183
Accumulated depreciation	(34,048)	(32,392)
Net fixed assets	10,135	11,791
Total assets	$25,481	$18,850

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$99,532	$90,067
Deferred revenue	13,755	13,072
Accrued interest payable (Note E)	71,228	63,142
Promissory notes (Note E)	294,179	284,179
Convertible promissory notes (Note E)	130,200	115,798
Total Current Liabilities	608,894	566,258

Stockholders' Deficit (Note F)
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 20,923,750 at March 31, 2013 and December 31, 2012.	20,924	20,924
Additional-paid-in-capital	2,240,119	2,240,119
Accumulated deficit	(2,844,456)	(2,808,451)
Total stockholders' deficit	(583,413)	(547,408)
Total liabilities and stockholders' deficit	$25,481	$18,850

The accompanying notes are an integral part of these financial statements

Explore Anywhere Holdings Corp.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012

Revenue	$6,348	$595

Operating expenses
General and administrative	15,382	19,898
Sales and marketing	4,382	6,087
Research and development	14,502	16,511
Total operating expenses	34,266	42,496

Loss from operations	(27,918)	(41,901)

Other Income and (Expense)
Interest expense	(8,087)	(15,560)
Other income	-	38
Total other income and expense	(8,087)	(15,522)
Earnings before taxes	(36,005)	(57,423)
Provision for income taxes	-	-
Net loss	$(36,005)	$(57,423)

Net (loss) per common share basic	$(0.00)	$(0.00)
Weighted average common shares outstanding basic	20,923,750	31,923,750

The accompanying notes are an integral part of these financial statements

Explore Anywhere Holdings Corp.
Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2013 (Unaudited) and the Year Ended December 31, 2012

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	31,923,750	$31,924	$2,054,536	$(2,576,469)	$(490,009)

Convertible promissory notes converted to common stock	2,000,000	2,000	171,583		173,583
Issuance of common stock to Bryan Hammond, President	1,000,000	1,000	-		1,000
Cancelation of 14,000,000 shares of common stock	(14,000,000)	(14,000)	14,000		-
Net Income (Loss)				(231,982)	(231,982)
Balance, December 31, 2012	20,923,750	$20,924	$2,240,119	$(2,808,451)	$(547,408)

Net Income (Loss)				(36,005)	(36,005)
Balance, March 31, 2013	20,923,750	$20,924	$2,240,119	$(2,844,456)	$(583,413)

The accompanying notes are an integral part of these financial statements

Explore Anywhere Holdings Corp.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,005)	$(57,423)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	1,656	1,656
Interest expense - amortization of debt discount	-	8,377
Changes in operating accounts:
Other current assets	(7,474)	-
Accounts payable	9,465	6,448
Accrued interest	8,086	6,958
Deferred revenue	683	3,417
CASH USED BY OPERATING ACTIVITIES	(23,589)	(30,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	-
CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	10,000	40,000
Proceeds from convertible promissory notes	14,402	-
CASH PROVIDED BY FINANCING ACTIVITIES	24,402	40,000

NET INCREASE (DECREASE) IN CASH	813	9,433
CASH, beginning of period	106	2,930
CASH, end of period	$919	$12,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation

The unaudited financial statements of Explore Anywhere Holding Corp. as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

During the three months ended March 31, 2013 year ended December 31, 2012, the Company recognized $6,348 and $10,186, respectively of revenue.  However, the Company incurred a net operating loss of $36,005 and $231,982, respectively. The Company has negative working capital of $593,548 as of March 31, 2013. We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.

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

NOTE B - Other Current Assets

Other current assets as of March 31, 2013 and December 31, 2012 consists of sales being held by the Company's credit card processor pending completion of certain account opening documents. The Company expects these funds to be released during our second quarter of 2013.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. At March 31, 2013, no customer accounted for more than 10% of revenue.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	March 31,	December 31,
	2013	2012
Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(34,048)	(32,392)
Fixed assets, net	$10,135	$11,791

During the three months ended March 31, 2013 and 2012, the Company recognized $1,656 and $1,656, respectively, in depreciation expense.

NOTE D - Accounts Payable & Accrued Expenses

At March 31, 2013, accounts payable and accrued expenses totaling $99,532 consisted of $37,479 of professional services and $62,053 of trade payables.

At December 31, 2012, accounts payable and accrued expenses totaling $90,067 consisted of $50,729 of professional services and $39,338 of trade payables.

NOTE E - Promissory Notes

As of March 31, 2013, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$130,200	$41,869	$172,069
Non convertible promissory notes	294,179	29,359	323,538
Total	$424,379	$71,228	$495,607

Convertible Promissory Notes

As of March 31, 2013, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
07/06/07	2/6/2009	Converted to stock	$-	$19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	1,747	11,747
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	4,279	29,279
03/17/11	3/17/2012	In default	15,000	2,449	17,449
04/18/11	4/18/2012	In default	15,000	2,344	17,344
05/17/11	5/17/2012	In default	10,000	1,499	11,499
06/13/11	6/13/2012	In default	7,500	1,080	8,580
06/24/11	6/24/2012	In default	2,500	354	2,854
11/15/11	11/15/2012	In default	5,000	550	5,550
10/29/12	10/29/2013	Current	17,400	583	17,983
12/12/12	12/12/2013	Current	2,000	48	2,048
12/18/12	12/18/2013	Current	1,848	42	1,890
12/18/12	12/18/2013	Current	4,550	103	4,653
01/24/13	1/24/2014	Current	7,000	101	7,101
03/18/13	3/18/2014	Current	7,402	22	7,424
Total			$130,200	$41,869	$172,069
Number of shares issuable upon exercise of the above debt at $0.05					3,441,380

From time to time the Company has issued CPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate, no requirement for any payments prior to maturity, and the right to convert the outstanding principle and interest in to into fully paid and non-assessable shares of the Company's common stock at a fixed conversion price of $0.05 per share upon default. The conversion privilege provides for net share settlement only. Pursuant to ASC 470-20-25-5, the Company determined that due to the market price of the Company's common stock being greater than the conversion price contained in each CPN on the commitment date, each CPN contained a beneficial conversion feature (“BCF”) with an intrinsic value in excess of the face amount of each CPN. The resulting discount to the Loan is recorded to interest expense upon default. The Company has not received notice from the holder of the defaulted notes to enforce collection. The Company communicates regularly with the holder who has not expressed a desire to force collection at this time.

During the year ended December 31, 2012, $100,000 of combined principle related to the notes above dated July 6, 2007, March 23,2010 and January 24, 2011 were converted at the election of the note holder into 2,000,000 shares of common stock. The interest was not converted and remains outstanding.

During the three months ended March 31,2013, the company issued $14,402 of CPNs.

During the three months ended March 31, 2013 and 2012, the Company recognized $8,087 and $3,790, respectively of interest expense related to the CPNs and $0 and $8,601, respectively of expense related to the debt discount.

Non Convertible, Unsecured Promissory Notes

As of March 31, 2013, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	$1,838	$9,338
12/03/10	12/4/2011	In default	10,000	1,861	11,861
12/29/10	12/30/2011	In default	7,500	1,353	8,853
04/08/11	4/8/2012	In default	7,500	1,188	8,688
06/02/11	6/2/2012	In default	10,000	1,464	11,464
06/28/11	6/28/2012	In default	6,500	915	7,415
07/01/11	7/1/2012	In default	6,500	910	7,410
07/21/11	7/21/2012	In default	2,000	271	2,271
07/26/11	7/26/2012	In default	7,500	1,009	8,509
08/05/11	8/5/2012	In default	8,500	1,125	9,625
08/08/11	8/8/2012	In default	8,500	1,120	9,620
08/24/11	8/24/2012	In default	5,000	641	5,641
09/13/11	9/13/2012	In default	7,500	929	8,429
10/04/11	10/4/2012	In default	7,500	894	8,394
10/06/11	10/6/2012	In default	2,250	267	2,517
10/17/11	10/17/2012	In default	10,000	1,164	11,164
11/02/11	11/2/2012	In default	5,000	564	5,564
11/07/11	11/7/2012	In default	5,000	559	5,559
11/15/11	11/15/2012	In default	3,000	330	3,330
11/28/11	11/28/2012	In default	4,500	482	4,982
12/07/11	12/7/2012	In default	3,500	368	3,868
12/27/11	12/27/2012	In default	5,500	555	6,055
01/19/12	1/19/2013	In default	12,500	1,197	13,697
02/23/12	2/23/2013	In default	5,000	441	5,441
03/02/12	3/3/2013	In default	10,000	864	10,864
03/09/12	3/10/2013	In default	12,500	1,060	13,560
04/17/12	4/18/2013	Current	10,000	763	10,763
05/03/12	5/4/2013	Current	12,500	910	13,410
05/22/12	5/23/2013	Current	7,500	515	8,015
06/04/12	6/5/2013	Current	9,500	625	10,125
06/11/12	6/12/2013	Current	8,500	546	9,046
04/03/12	4/4/2013	Current	3,800	302	4,102
07/02/12	7/3/2013	Current	3,500	209	3,709
07/11/12	7/12/2013	Current	9,500	548	10,048
07/23/12	7/24/2013	Current	6,500	358	6,858
08/14/12	8/15/2013	Current	5,000	251	5,251
09/04/12	9/5/2013	Current	6,000	274	6,274
09/13/12	9/14/2013	Current	500	22	522
10/05/12	10/6/2013	Current	3,500	136	3,636
10/15/12	10/16/2013	Current	5,250	192	5,442
12/07/12	12/8/2013	Current	4,000	100	4,100
12/20/12	12/21/2013	Current	5,000	111	5,111
12/30/12	12/30/13	Current	2,879	57	2,936
02/25/13	02/25/14	Current	10,000	75	10,075
Total			$294,179	$29,359	$323,538

From time to time the Company has issued UPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate and no requirement for any payments prior to maturity. The Company has made no repayments of the above UPNs. The Company has not received notice from the holder of the defaulted notes to enforce collection. The Company communicates regularly with the holder who has not expressed a desire to force collection at this time.

During the three months ended March 31, 2013, the company issued $10,000 of UPNs.

During the three months ended March 31, 2013 and 2012, the company recognized $5,680 and $3,169 of interest expense related to the UPNs above.

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

NOTE G - Net Loss Per Share

During the three months ended March 31, 2013 and 2012, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive. Excluded from the computation of diluted net loss per share is convertible debt convertible into 3,441,391 and 4,138,882  shares of common stock upon conversion at a conversion price of $0.05 per share as of March 31, 2012 and December 31, 2012 and 2011, respectively.

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(36,005)	$(57,423)

Denominator:
Weighted average number of common shares outstanding	20,923,750	31,923,750

Basic and diluted EPS	$(0.00)	$(0.00)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	3,273,306	4,256,110

NOTE H - Related Party Transactions

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

NOTE I - Subsequent Events

Management has reviewed material events subsequent of the three months ended March 31, 2013 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.  From April, 2013 through the date of this report, the company issued 150,000 shares of restricted common stock to Justin Frere pursuant to his employment agreement and expensed $20,955 related to this issuance.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language.  These forward-looking statements involve risks, uncertainties and other factors.  All forward-looking statements included in this quarterly report are based on information available to us on the date hereof and speak only as of the date hereof.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  The factors discussed elsewhere in this quarterly report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.

Overview

Explore Anywhere Holding Corp. (the "Company") was incorporated on April 3, 1996. In March 2010, the Company purchased ExploreAnywhere Inc. in an all-stock acquisition. ExploreAnywhere, Inc. (herein after referred to as "Explore" or (ExploreAnywhere Inc.") became a wholly-owned subsidiary of the Company. Explore is in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities.

Principal Products

SpyBuddy 2013 is an internet spy software and computer monitoring product that allows users to secretly monitor all areas of a PC, tracking every action down to the last keystroke and the last file deleted. Unlike other computer monitoring and Internet spy software products, SpyBuddy 2013 monitoring software is virtually undetectable and exceptionally easy-to-use.

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

Results of Operations

Three Months Ended March 31, 2013 Compared With the Three Months Ended March 31, 2012.

Revenue

Revenue increased $5,753 to $6,348 during the three months ended March 31, 2013 compared to $595 during the three months ended March 31, 2012. The increase in revenue is the result of increasing market awareness of our products.

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended		Increase /	Percentage
	2013	2012	(Decrease)	Change
Operating expense
General and administrative	15,382	19,898	$(4,516)	-23%
Sales and marketing	4,382	6,087	(1,705)	-28%
Research and development	14,502	16,511	(2,009)	-12%
Total operating expense	$34,266	$42,496	$(8,230)	-19%

General and Administrative

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $4,516 year-over-year decrease is primarily due to decrease in professional fees.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs decreased approximately $1,705 from 2012 to 2013 due to more focused marketing efforts in 2013 compared to 2012.

Research and Development

Research and development costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased $2,009 from 2012 to 2013 due to more focused development efforts in 2013 compared to 2012.

Other Income (Expense)

Interest expense decreased $7,473 to $8,087 during the three months ended March 31, 2013 compared to $15,560 during the three months ended March 31, 2012. Interest expense includes accretion of the debt discount associated with the beneficial conversion feature of our convertible promissory notes. The decrease is due primarily to the decrease in amortization of this debt discount in 2013 compared to 2012 offset by higher stated coupon interest as a result of maintaining higher loan balances in 2013 compared to 2012.

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

From inception to March 31, 2013, we have incurred an accumulated deficit of $2,844,456. This loss has been incurred through a combination intangible asset impairment of $1,341,884, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At March 31, 2013, the Company had current assets of $15,346 compared to accounts payable and accrued expenses of $99,532.  During the three months ended March 31, 2013, the Company had revenue of $6,348 and loss from operations of $27,918. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional business opportunities and funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $23,589 during the three months ended March 31, 2013 as compared to $30,567 during the three months ended March 31, 2013.

Net cash provided by financing activities was $24,402 during the three months ended March 31, 2013 as compared to $40,000 during  the three months ended March 31, 2013.

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

As of March 31, 2013, the company owed $495,607 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this annual report, notes totaling $270,750 in principal, have already matured but have not been repaid. We therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

           Please refer to the financial statement footnotes, "Note E - Promissory Notes". The Company is currently in default on $270,750 of principal and $64,341 of interest payable. During the three months ended March 31, 2013, $40,000 of notes payable matured and fell into default.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Bryan Hammond, Chief Executive Officer of Explore Anywhere Holding Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Justin Frere, Chief Financial Officer of Explore Anywhere Holding Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Bryan Hammond, Chief Executive Officer of Explore Anywhere Holding Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Justin Frere, Chief Financial Officer of Explore Anywhere Holding Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
*      Filed Herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE ANYWHERE HOLDING CORP.

Date: May 14, 2013	By:	/s/ Bryan Hammond
Bryan Hammond,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Justin Frere
Justin Frere,
Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)