Form 10-Q
period 2013-06-30
EXPLORE ANYWHERE HOLDING CORP
filed 2013-08-06
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-33933

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,073,750 shares of common stock, par value $0.001, were outstanding on August 6, 2013.

EXPLORE ANYWHERE HOLDING CORP
FORM 10-Q

Item 1. Financial Statements.

Explore Anywhere Holdings Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash	$6,434	$106
Other current assets (Note B)	5,254	6,953
Total current assets	11,688	7,059

Fixed assets (Note C)	44,183	44,183
Accumulated depreciation	(35,704)	(32,392)
Net fixed assets	8,479	11,791
Total assets	$20,167	$18,850

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$94,421	$90,067
Deferred revenue	15,315	13,072
Accrued interest payable (Note E)	80,262	63,142
Promissory notes (Note E)	313,679	284,179
Convertible promissory notes (Note E)	145,200	115,798
Total Current Liabilities	647,436	566,258

Commitments and contingencies

Stockholders' Deficit (Note F)
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 21,073,750 and 20,923,750 at June 30, 2013 and December 31, 2012, respectively	20,939	20,924
Additional-paid-in-capital	2,261,059	2,240,119
Accumulated deficit	(2,910,708)	(2,808,451)
Total stockholders' deficit	(627,269)	(547,408)
Total liabilities and stockholders' deficit	$20,167	$18,850

(The accompanying notes are an integral part of these financial statements)

Explore Anywhere Holdings Corp.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$6,086	$2,043	$12,435	$2,638

Operating expenses
General and administrative	48,123	40,100	63,505	59,998
Sales and marketing	10,482	7,883	14,864	13,971
Research and development	4,701	29,942	19,203	46,453
Total operating expenses	63,306	77,925	97,572	120,422

Loss from operations	(57,220)	(75,882)	(85,137)	(117,784)

Other Income and (Expense)
Interest expense	(9,033)	(9,313)	(17,120)	(24,872)
Other income	-	-	-	38
Total other income and expense	(9,033)	(9,313)	(17,120)	(24,834)
Earnings before taxes	(66,253)	(85,195)	(102,257)	(142,618)
Provision for income taxes	-	-	-	-
Net loss	$(66,253)	$(85,195)	$(102,257)	$(142,618)

Net (loss) per common share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding basic	21,053,613	28,088,134	20,988,682	30,005,942

(The accompanying notes are an integral part of these financial statements)

Explore Anywhere Holdings Corp.
Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2013 (Unaudited) and Year Ended December 31, 2012

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	31,923,750	$31,924	$2,054,536	$(2,576,469)	$(490,009)

Convertible promissory notes converted to common stock	2,000,000	2,000	171,583	-	173,583
Issuance of common stock to Bryan Hammond, President	1,000,000	1,000	-	-	1,000
Cancelation of 14,000,000 shares of common stock	(14,000,000)	(14,000)	14,000	-	-
Net Income (Loss)				(231,982)	(231,982)
Balance, December 31, 2012	20,923,750	$20,924	$2,240,119	$(2,808,451)	$(547,408)

Issuance of common stock to CFO	150,000	15	20,940	-	20,955
Net Income (Loss)				(102,257)	(102,257)
Balance, June 30, 2013	21,073,750	$20,939	$2,261,059	$(2,910,708)	$(628,710)

(The accompanying notes are an integral part of these financial statements)

Explore Anywhere Holdings Corp.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(102,257)	$(142,618)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	3,312	3,221
Compensation expense on common stock issued for services	20,955	-
Interest expense - amortization of debt discount	-	10,235
Changes in operating accounts:
Other current assets	1,699	-
Accounts payable	4,354	16,518
Deferred revenue	2,243	7,205
Accrued interest	17,120	14,222
Net cash used in operating activities	(52,574)	(91,217)

Cash flows from financing activities
Proceeds from promissory notes	29,500	91,800
Proceeds from convertible promissory notes	29,402	-
Net cash provided by financing activities	58,902	91,800

Increase (decrease) in cash	6,328	583
Cash and cash equivalents at beginning of period	106	2,930
Cash and cash equivalents at end of period	$6,434	$3,513

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of Common Stock issued in exchange for services	$20,955	$-

(The accompanying notes are an integral part of these financial statements)

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation
The unaudited financial statements of Explore Anywhere Holding Corp. as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 as filed with the Securities and Exchange Commission as part of our Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

During the six months ended June 30, 2013 and year ended December 31, 2012, the Company recognized $12,435 and $10,186, respectively of revenue, however, the Company incurred a net operating losses of $102,257 and $231,982, respectively. The Company has negative working capital of $637,189 as of June 30, 2013. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.

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

NOTE B - Other Current Assets

Other current assets as of June 30, 2013 and December 31, 2012 consists of sales being held by the Company's credit card processor and is a customary business practice. During the three months ended June 30, 3013, our merchant processor released approximately $12,708 of previously held funds.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. At June 30, 2013, no customer accounted for more than 10% of revenue.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	June 30,	December 31,
	2013	2012

Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(35,704)	(32,392)
Fixed assets, net	$8,479	$11,791

During the three months ended June 30, 2013 and 2012, the Company recognized $1,656 and $1,564, respectively, in depreciation expense. During the six months ended June 30, 2013 and 2012, the Company recognized $3,312 and $3,221, respectively, in depreciation expense.

NOTE D - Accounts Payable & Accrued Expenses

At June 30, 2013, accounts payable and accrued expenses totaling $94,421 consisted of $36,014 of professional services and $58,407 of trade payables.

At December 31, 2012, accounts payable and accrued expenses totaling $90,067 consisted of $50,729 of professional services and $39,338 of trade payables.

NOTE E - Promissory Notes

As of June 30, 2013, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$145,200	$44,753	$189,953
Non convertible promissory notes	313,679	35,509	349,188
Total	$458,879	$80,262	$539,141

Convertible Promissory Notes

As of June 30, 2013, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding

07/06/07	2/6/2009	Converted to stock	$-	19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	1,946	11,946
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	4,778	29,778
03/17/11	3/17/2012	In default	15,000	2,748	17,748
04/18/11	4/18/2012	In default	15,000	2,643	17,643
05/17/11	5/17/2012	In default	10,000	1,699	11,699
06/13/11	6/13/2012	In default	7,500	1,230	8,730
06/24/11	6/24/2012	In default	2,500	404	2,904
11/15/11	11/15/2012	In default	5,000	650	5,650
10/29/12	10/29/2013	Current	17,400	931	18,331
12/12/12	12/12/2013	Current	2,000	88	2,088
12/18/12	12/18/2013	Current	1,848	79	1,927
12/18/12	12/18/2013	Current	4,550	194	4,744
01/24/13	1/24/2014	Current	7,000	241	7,241
03/18/13	3/18/2014	Current	7,402	169	7,571
04/04/13	4/4/2014	Current	15,000	287	15,287
Total			$145,200	$44,754	$189,954

Number of shares issuable upon exercise of the above debt at $0.05					3,799,079

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

During the year ended December 31, 2012, $100,000 of combined principle related to the notes above dated July 6, 2007, March 23, 2010 and January 24, 2011, were converted at the election of the note holder into 2,000,000 shares of common stock. The interest was not converted and remains outstanding.

During the six months ended June 30,2013, the company issued $29,402 of CPNs.

During the three months ended June 30, 2013 and 2012, the Company recognized $2,883 and $3,110, respectively of interest expense related to the CPNs. During the six months ended June 30, 2013 and 2012, the Company recognized $5,289 and $6,900, respectively of interest expense related to the CPNs.

During the six months ended June 30, 2013 and 2012, the Company recognized and $0 and $10,235, respectively of expense related to the debt discount.

Non Convertible, Unsecured Promissory Notes

As of June 30, 2013, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	1,987.40	$9,487
12/03/10	12/4/2011	In default	10,000	2,060.27	12,060
12/29/10	12/30/2011	In default	7,500	1,502.47	9,002
04/08/11	4/8/2012	In default	7,500	1,338.08	8,838
06/02/11	6/2/2012	In default	10,000	1,663.56	11,664
06/28/11	6/28/2012	In default	6,500	1,044.27	7,544
07/01/11	7/1/2012	In default	6,500	1,040.00	7,540
07/21/11	7/21/2012	In default	2,000	311.23	2,311
07/26/11	7/26/2012	In default	7,500	1,158.90	8,659
08/05/11	8/5/2012	In default	8,500	1,294.79	9,795
08/08/11	8/8/2012	In default	8,500	1,289.21	9,789
08/24/11	8/24/2012	In default	5,000	740.82	5,741
09/13/11	9/13/2012	In default	7,500	1,078.36	8,578
10/04/11	10/4/2012	In default	7,500	1,043.84	8,544
10/06/11	10/6/2012	In default	2,250	312.16	2,562
10/17/11	10/17/2012	In default	10,000	1,363.29	11,363
11/02/11	11/2/2012	In default	5,000	664.11	5,664
11/07/11	11/7/2012	In default	5,000	658.63	5,659
11/15/11	11/15/2012	In default	3,000	389.92	3,390
11/28/11	11/28/2012	In default	4,500	572.05	5,072
12/07/11	12/7/2012	In default	3,500	438.03	3,938
12/27/11	12/27/2012	In default	5,500	664.22	6,164
01/19/12	1/19/2013	In default	12,500	1,446.58	13,947
02/23/12	2/23/2013	In default	5,000	540.27	5,540
03/02/12	3/3/2013	In default	10,000	1,063.01	11,063
03/09/12	3/10/2013	In default	12,500	1,309.59	13,810
04/17/12	4/18/2013	In default	10,000	962.19	10,962
05/03/12	5/4/2013	In default	12,500	1,158.90	13,659
05/22/12	5/23/2013	In default	7,500	664.11	8,164
06/04/12	6/5/2013	In default	9,500	814.14	10,314
06/11/12	6/12/2013	In default	8,500	715.40	9,215
04/03/12	4/4/2013	In default	3,800	377.29	4,177
07/02/12	7/3/2013	Current	3,500	278.47	3,778
07/11/12	7/12/2013	Current	9,500	737.10	10,237
07/23/12	7/24/2013	Current	6,500	487.23	6,987
08/14/12	8/15/2013	Current	5,000	350.68	5,351
09/04/12	9/5/2013	Current	6,000	393.21	6,393
09/13/12	9/14/2013	Current	500	31.78	532
10/05/12	10/6/2013	Current	3,500	205.59	3,706
10/15/12	10/16/2013	Current	5,250	296.88	5,547
12/07/12	12/8/2013	Current	4,000	179.73	4,180
12/20/12	12/21/2013	Current	5,000	210.41	5,210
12/30/12	12/30/13	Current	2,879	114.21	2,993
02/25/13	02/25/14	Current	10,000	273.97	10,274
04/01/13	04/01/14	Current	13,500	266.30	13,766
05/01/13	05/01/14	Current	1,000	13.15	1,013
06/27/13	06/27/14	Current	5,000	3.29	5,003
Total			$313,679	$35,509	$349,188

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

During the six months ended June 30, 2013, the company issued $29,500 of UPNs.

During the three months ended June 30, 2013 and 2012, the company recognized $6,150 and $4,153, respectively of interest expense related to the UPNs above. During the six months ended June 30, 2013 and 2012, the company recognized $11,830 and $7,322, respectively of interest expense related to the UPNs above.

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

On April 12, 2013, the Company issued 150,000 shares of restricted common stock to Justin Frere, CFO pursuant to his employment agreement. The shares were valued at the market price of our common stock on the date of issuance and related expense of $20,955 recognized.

NOTE G - Net Loss Per Share

During the three and six months ended June 30, 2013 and 2012, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(66,253)	$(85,195)	$(102,257)	$(142,618)

Denominator:
Weighted average number of common shares outstanding	21,053,613	28,088,134	20,988,682	30,005,942

Basic and diluted EPS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	3,467,360	3,325,107	3,346,647	3,674,517

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

On May 31, 2012, The Company's largest shareholder, Mr. Jose Fernando Garcia, cancelled a total of 14,000,000 shares of the Company's common stock (See "NOTE F - Stockholder's Equity" for additional disclosure).

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement with its President and CEO, Bryan Hammond, pursuant to which the Company issued One million (1,000,000) shares of its common stock to Mr. Hammond (See "NOTE E - Stockholder's Equity" for additional disclosure).

On April 12, 2013, the Company issued 150,000 shares of restricted common stock to Justin Frere, CFO pursuant to his employment agreement (See "NOTE E - Stockholder's Equity" for additional disclosure).

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

Results of Operations

Three and Six Months Ended June 30, 2013 Compared With the Three and Six Months Ended June 30, 2012.

Revenue

Revenue increased $4,043 to $6,086 during the three months ended June 30, 2013 compared to $2,043 during the three months ended June 30, 2012. Revenue increased $9,797 to $12,435 during the six months ended June 30, 2013 compared to $2,638 during the six months ended June 30, 2012.The increase in revenue is the result of increasing market awareness of our products.

Operating Expenses

A summary of our operating expense for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended
	June 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Operating expense
General and administrative	27,168	40,100	$(12,932)	-32%
Sales and marketing	10,482	7,883	2,599	33%
Research and development	4,701	29,942	(25,241)	-84%
Stock compensation	20,955	-	20,955
Total operating expense	$63,306	$77,925	$(35,574)	-46%

	Six Months Ended
	June 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Operating expense
General and administrative	42,550	59,998	$(17,448)	-29%
Sales and marketing	14,864	13,971	893	6%
Research and development	19,203	46,453	(27,250)	-59%
Stock compensation	20,955	-	20,955
Total operating expense	$97,572	$120,422	$(22,850)	-19%

General and Administrative

General and administrative costs on our statement of operations include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, other office related costs and stock compensation costs which are separated above for illustrative purposes. The three and six month decrease in general and administrative costs is primarily due to a decrease in professional fees.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs remained relatively flat during the three and six months ended June 30, 2013 and 2012.

Research and Development

Research and development costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased during the three and six months ended June 30, 2013 and 2012 primarily due to financial constraints.

Other Income (Expense)

Interest expense decreased $280 to $9,033 during the three months ended June 30, 2013 compared to $9,313 during the three months ended June 30, 2012. Interest expense decreased $7,752 to $17,120 during the six months ended June 30, 2013 compared to $24,872 during the six months ended June 30, 2012. Interest expense includes expense associated with the stated interest rate of our outstanding notes payable and accretion of the debt discount associated with the beneficial conversion feature of our convertible promissory notes payable. The three and six month, year-over-year decrease is due primarily to the decrease in amortization of the debt discount in 2013 compared to 2012 offset by higher stated coupon interest as a result of maintaining higher loan balances in 2013 compared to 2012.

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

From inception to June 30, 2013, we have incurred an accumulated deficit of $2,910,708. This loss has been incurred through a combination intangible asset impairment of $1,341,884, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At June 30, 2013, the Company had current assets of $11,688 compared to accounts payable and accrued expenses of $94,421. During the six months ended June 30, 2013, the Company had revenue of $12,435 and loss from operations of $102,257. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional business opportunities and funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $52,574 during the six months ended June 30, 2013 as compared to $91,217 during the six months ended June 30, 2013.

Net cash provided by financing activities was $58,902 during the six months ended June 30, 2013 as compared to $91,800 during the six months ended June 30, 2013.

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

As of June 30, 2013, the company owed $539,141 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this annual report, notes totaling $322,550 in principal, have already matured but have not been repaid. We therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II -- OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note E - Promissory Notes". The Company is currently in default on $322,550 of principal and $74,434 of interest payable. During the six months ended June 30, 2013, $51,800 of principle of notes payable matured and fell into default.

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

EXPLORE ANYWHERE HOLDING CORP.

Date: August 6, 2013	By:	/s/ Bryan Hammond
Bryan Hammond
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Justin Frere
Justin Frere
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)