Form 10-Q
period 2013-09-30
EXPLORE ANYWHERE HOLDING CORP
filed 2013-11-08
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,073,750 shares of common stock, par value $0.001, were outstanding on November 7, 2013.

EXPLORE ANYWHERE HOLDING CORP
FORM 10-Q

Item 1.  Financial Statements.
Explore Anywhere Holdings Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash	$3,554	$106
Other current assets (Note B)	3,363	6,953
Total current assets	6,917	7,059

Fixed assets (Note C)	44,183	44,183
Accumulated depreciation	(37,265)	(32,392)
Net fixed assets	6,918	11,791
Total assets	$13,835	$18,850

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$99,758	$90,067
Deferred revenue	9,704	13,072
Accrued interest payable (Note E)	89,580	63,142
Promissory notes (Note E)	322,179	284,179
Convertible promissory notes (Note E)	145,200	115,798
Total Current Liabilities	666,421	566,258

Commitments and contingencies

Stockholders' Deficit (Note F)
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 21,073,750 and 20,923,750 at September 30, 2013 and December 31, 2012, respectively.	20,939	20,924
Additional-paid-in-capital	2,261,059	2,240,119
Accumulated deficit	(2,934,584)	(2,808,451)
Total stockholders' deficit	(652,586)	(547,408)
Total liabilities and stockholders' deficit	$13,835	$18,850

The accompanying notes are an integral part of these financial statements

Explore Anywhere Holdings Corp.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$5,314	$3,183	$17,749	$5,821

Operating expenses
General and administrative	11,938	6,041	75,443	66,038
Sales and marketing	5,998	8,889	20,862	22,861
Research and development	1,897	16,038	21,100	62,491
Total operating expenses	19,833	30,968	117,405	151,390

Loss from operations	(14,519)	(27,785)	(99,656)	(145,569)

Other Income and (Expense)
Interest expense	(9,357)	(8,962)	(26,477)	(33,796)
Total other income and expense	(9,357)	(8,962)	(26,477)	(33,796)
Earnings before taxes	(23,876)	(36,747)	(126,133)	(179,365)
Provision for income taxes	-	-	-	-
Net loss	$(23,876)	$(36,747)	$(126,133)	$(179,365)

Net (loss) per common share basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic	21,073,750	20,923,750	21,017,449	26,948,408
(The accompanying notes are an integral part of these financial statements)

Explore Anywhere Holdings Corp.
Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2013 (Unaudited) and Year Ended December 31, 2012

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	31,923,750	$31,924	$2,054,536	$(2,576,469)	$(490,009)

Convertible promissory notes converted to common stock	2,000,000	2,000	171,583	-	173,583
Issuance of common stock to Bryan Hammond, President	1,000,000	1,000	-	-	1,000
Cancelation of 14,000,000 shares of common stock	(14,000,000)	(14,000)	14,000	-	-
Net Income (Loss)				(231,982)	(231,982)
Balance, December 31, 2012	20,923,750	$20,924	$2,240,119	$(2,808,451)	$(547,408)

Issuance of common stock to CFO	150,000	15	20,940	-	20,955
Net Income (Loss)				(126,133)	(126,133)
Balance, September 30, 2013	21,073,750	$20,939	$2,261,059	$(2,934,584)	$(652,586)

(The accompanying notes are an integral part of these financial statements)

Explore Anywhere Holdings Corp.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(126,133)	$(179,365)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	4,873	4,878
Compensation expense on common stock issued for services	20,955	-
Interest expense - amortization of debt discount	-	12,088
Changes in operating accounts:
Other current assets	3,590	-
Accounts payable and accrued expenses	9,691	8,002
Deferred revenue	(3,368)	7,851
Accrued interest	26,438	21,149
Net cash used in operating activities	(63,954)	(125,397)

Cash flows from investing activities
Acquisition of furniture and equipment	-	-
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
Proceeds from promissory notes	38,000	122,800
Proceeds from convertible promissory notes	29,402	-
Net cash provided by financing activities	67,402	122,800

Increase (decrease) in cash	3,448	(2,597)
Cash and cash equivalents at beginning of period	106	2,930
Cash and cash equivalents at end of period	$3,554	$333

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of Common Stock issued in exchange for services	$20,955	$-

(The accompanying notes are an integral part of these financial statements)

EXPLORE ANYWHERE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation
The unaudited financial statements of Explore Anywhere Holding Corp. as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

During the nine months ended June 30, 2013 and year ended December 31, 2012, the Company recognized $17,749 and $10,186, respectively of revenue, however, the Company incurred net operating losses of $126,133 and $231,982, respectively. The Company has negative working capital of $659,504 as of September 30, 2013. We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.

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

NOTE B - Other Current Assets

Other current assets as of September 30, 2013 and December 31, 2012 consists of sales being held by the Company's credit card processor and is a customary business practice. During the nine months ended September 30, 3013, our merchant processor released approximately $12,708 of previously held funds.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. At September 30, 2013, no customer accounted for more than 10% of revenue.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	September 30,	December 31,
	2013	2012
Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(37,265)	(32,392)
Fixed assets, net	$6,918	$11,791

During the three months ended September 30, 2013 and 2012, the Company recognized $1,561 and $1,657, respectively, in depreciation expense. During the nine months ended September 30, 2013 and 2012, the Company recognized $4,873 and $4,878, respectively, in depreciation expense.

NOTE D - Accounts Payable & Accrued Expenses

At September 30, 2013, accounts payable and accrued expenses totaling $99,758 consisted of $36,479 of professional services and $63,279 of trade payables.

At December 31, 2012, accounts payable and accrued expenses totaling $90,067 consisted of $50,729 of professional services and $39,338 of trade payables.

NOTE E - Promissory Notes

As of September 30, 2013, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$145,200	$47,681	$192,881
Non convertible promissory notes	322,179	41,899	364,078
Total	$467,379	$89,580	$556,959

Convertible Promissory Notes

As of September 30, 2013, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
07/06/07	2/6/2009	Converted to stock	$-	19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	2,148	12,148
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	5,282	30,282
03/17/11	3/17/2012	In default	15,000	3,051	18,051
04/18/11	4/18/2012	In default	15,000	2,946	17,946
05/17/11	5/17/2012	In default	10,000	1,900	11,900
06/13/11	6/13/2012	In default	7,500	1,381	8,881
06/24/11	6/24/2012	In default	2,500	454	2,954
11/15/11	11/15/2012	In default	5,000	751	5,751
10/29/12	10/29/2013	Current	17,400	1,281	18,681
12/12/12	12/12/2013	Current	2,000	128	2,128
12/18/12	12/18/2013	Current	1,848	116	1,964
12/18/12	12/18/2013	Current	4,550	285	4,835
01/24/13	1/24/2014	Current	7,000	382	7,382
03/18/13	3/18/2014	Current	7,402	318	7,720
04/04/13	4/4/2014	Current	15,000	589	15,589
Total			$145,200	$47,681	$192,881

Number of shares issuable upon exercise of the above debt at $0.05					3,857,617

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

During the nine months ended September 30,2013, the company issued $29,402 of CPNs.

During the three months ended September 30, 2013 and 2012, the Company recognized $2,928 and $1,814, respectively of interest expense related to the CPNs. During the nine months ended September 30, 2013 and 2012, the Company recognized $8,217 and $8,715, respectively of interest expense related to the CPNs.

During the nine months ended September 30, 2013 and 2012, the Company recognized and $0 and $12,088, respectively of expense related to the debt discount.

Non Convertible, Unsecured Promissory Notes

As of September 30, 2013, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	2,139	$9,639
12/03/10	12/4/2011	In default	10,000	2,262	12,262
12/29/10	12/30/2011	In default	7,500	1,654	9,154
04/08/11	4/8/2012	In default	7,500	1,489	8,989
06/02/11	6/2/2012	In default	10,000	1,865	11,865
06/28/11	6/28/2012	In default	6,500	1,175	7,675
07/01/11	7/1/2012	In default	6,500	1,171	7,671
07/21/11	7/21/2012	In default	2,000	352	2,352
07/26/11	7/26/2012	In default	7,500	1,310	8,810
08/05/11	8/5/2012	In default	8,500	1,466	9,966
08/08/11	8/8/2012	In default	8,500	1,461	9,961
08/24/11	8/24/2012	In default	5,000	842	5,842
09/13/11	9/13/2012	In default	7,500	1,230	8,730
10/04/11	10/4/2012	In default	7,500	1,195	8,695
10/06/11	10/6/2012	In default	2,250	358	2,608
10/17/11	10/17/2012	In default	10,000	1,565	11,565
11/02/11	11/2/2012	In default	5,000	765	5,765
11/07/11	11/7/2012	In default	5,000	759	5,759
11/15/11	11/15/2012	In default	3,000	450	3,450
11/28/11	11/28/2012	In default	4,500	663	5,163
12/07/11	12/7/2012	In default	3,500	509	4,009
12/27/11	12/27/2012	In default	5,500	775	6,275
01/19/12	1/19/2013	In default	12,500	1,699	14,199
02/23/12	2/23/2013	In default	5,000	641	5,641
03/02/12	3/3/2013	In default	10,000	1,265	11,265
03/09/12	3/10/2013	In default	12,500	1,562	14,062
04/17/12	4/18/2013	In default	10,000	1,164	11,164
05/03/12	5/4/2013	In default	12,500	1,411	13,911
05/22/12	5/23/2013	In default	7,500	815	8,315
06/04/12	6/5/2013	In default	9,500	1,006	10,506
06/11/12	6/12/2013	In default	8,500	887	9,387
04/03/12	4/4/2013	In default	3,800	454	4,254
07/02/12	7/3/2013	Current	3,500	349	3,849
07/11/12	7/12/2013	Current	9,500	929	10,429
07/23/12	7/24/2013	Current	6,500	618	7,118
08/14/12	8/15/2013	Current	5,000	452	5,452
09/04/12	9/5/2013	Current	6,000	514	6,514
09/13/12	9/14/2013	Current	500	42	542
10/05/12	10/6/2013	Current	3,500	276	3,776
10/15/12	10/16/2013	Current	5,250	403	5,653
12/07/12	12/8/2013	Current	4,000	260	4,260
12/20/12	12/21/2013	Current	5,000	311	5,311
12/30/12	12/30/13	Current	2,879	172	3,051
02/25/13	02/25/14	Current	10,000	476	10,476
04/01/13	04/01/14	Current	13,500	539	14,039
05/01/13	05/01/14	Current	1,000	33	1,033
06/27/13	06/27/14	Current	5,000	104	5,104
08/15/13	08/15/14	Current	5,000	50	5,050
09/11/13	09/11/14	Current	3,500	15	3,515
Total			$322,179	$41,899	$364,078

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

During the nine months ended September 30, 2013, the company issued $38,000 of UPNs.

During the three months ended September 30, 2013 and 2012, the company recognized $6,390 and $5,113, respectively of interest expense related to the UPNs above. During the nine months ended September 30, 2013 and 2012, the company recognized $18,221 and $12,435, respectively of interest expense related to the UPNs above.

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

NOTE G - Net Loss Per Share

During the three and nine months ended September 30, 2013 and 2012, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(23,876)	$(36,747)	$(126,133)	$(179,365)

Denominator:
Weighted average number of common shares outstanding	21,073,750	20,923,750	21,017,449	26,948,408

Basic and diluted EPS	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	3,828,328	2,529,479	3,550,817	3,392,795

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

On April 12, 2013, the Company issued 150,000 shares of restricted common stock to Justin Frere, CFO pursuant to his employment agreement (See "NOTE F - Stockholder's Equity" for additional disclosure).

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

Overview

Explore Anywhere Holding Corp. (the "Company") was incorporated on April 3, 1996. In March 2010, the Company purchased ExploreAnywhere Inc. in an all-stock acquisition.Explore Anywhere, Inc. (herein after referred to as "Explore" or (ExploreAnywhere Inc.") became a wholly-owned subsidiary of the Company. Explore is in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared With the Three and Nine Months Ended September 30, 2012.

Revenue

Revenue increased $2,131 to $5,314 during the three months ended September 30, 2013 compared to $3,183 during the three months ended September 30, 2012. Revenue increased $11,928 to $17,749 during the nine months ended September 30, 2013 compared to $5,821 during the nine months ended September 30, 2012.The increase in revenue is the result of increasing market awareness of our products.

Operating Expenses

A summary of our operating expense for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended September 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Operating expense
General and administrative	11,938	6,041	$5,897	98%
Sales and marketing	5,998	8,889	(2,891)	-33%
Research and development	1,897	16,038	(14,141)	-88%
Total operating expense	$19,833	$30,968	$(11,135)	-36%

	Nine Months Ended September 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Operating expense
General and administrative	54,488	66,038	$(11,550)	-17%
Sales and marketing	20,862	22,861	(1,999)	-9%
Research and development	21,100	62,491	(41,391)	-66%
Stock compensation	20,955	-	20,955
Total operating expense	$117,405	$151,390	$(33,985)	-22%

General and Administrative

General and administrative costs on our statement of operations include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, other office related costs and stock compensation costs which are separated above for illustrative purposes. The three month increase is primarily due to an increase in professional fees associated with being a public company. The nine month decrease in is primarily due to a decrease in legal fees.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs remained relatively consistent during the three and nine months ended September 30, 2013 and 2012.

Research and Development

Research and development costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased during the three and nine months ended September 30, 2013 and 2012 primarily due to financial constraints.

Other Income (Expense)

Interest expense increased $395 to $9,357 during the three months ended September 30, 2013 compared to $8,962 during the three months ended September 30, 2012. Interest expense decreased $7,319 to $26,477 during the nine months ended September 30, 2013 compared to $33,796 during the nine months ended September 30, 2012. Interest expense includes expense associated with the stated interest rate of our outstanding notes payable and accretion of the debt discount associated with the beneficial conversion feature of our convertible promissory notes payable. The three and six month, year-over-year fluctuation is due primarily to the decrease in amortization of the debt discount in 2013 compared to 2012 offset by higher stated coupon interest as a result of maintaining higher loan balances in 2013 compared to 2012.

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

From inception to September 30, 2013, we have incurred an accumulated deficit of $2,934,584. This loss has been incurred through a combination intangible asset impairment of $1,341,884, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At September 30, 2013, the Company had current assets of $6,917 compared to accounts payable and accrued expenses of $99,758.  During the nine  months ended September 30, 2013, the Company had revenue of $17,149 and loss from operations of $99,656. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional business opportunities and funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $63,954 during the nine months ended September 30, 2013 compared to $125,397 during the nine months ended September 30, 2013.

Net cash provided by financing activities was $67,402 during the nine months ended September 30, 2013 as compared to $122,800 during the nine months ended September 30, 2013.

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

As of September 30, 2013, the company owed $556,959 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this annual report, notes totaling $379,348 in principal, have already matured but have not been repaid. We therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II -- OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note E - Promissory Notes". The Company is currently in default on $379,348 of principal and $83,841 of interest payable. During the nine months ended September 30, 2013, $48,298 of principle of notes payable matured and fell into default.

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

______________
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

EXPLORE ANYWHERE HOLDING CORP.

Date: November 8, 2013	By:	/s/ Bryan Hammond
Bryan Hammond,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Justin Frere
Justin Frere,
Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)