Form 10-K
period 2013-12-31
Sports Media Entertainment Corp.
filed 2014-03-27
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-33933

SPORTS MEDIA ENTERTAINMENT CORP.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 28, 2013, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $7,969,500.

As of March 24, 2014 there were 21,073,750 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SPORTS MEDIA ENTERTAINMENT CORP.
(fka EXPLORE ANYWHERE HOLDING CORP.)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

ITEM 1. BUSINESS

Background

Our company’s name is Sports Media Entertainment Corp. (formerly known as Explore Anywhere Holding Corp.) (the "Company"). The Company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, the Company changed its name to PorFavor Corp. From inception until March 2010, we operated as a broker of structural wood materials. Then, our former CEO/President fell ill and the wood business deteriorated. As a result, the Company decided to change its business focus and look for other opportunities. In March 2010, the Company identified a target company in the area of computer monitoring software, known as ExploreAnywhere Inc. On February 4, 2011, ExploreAnywhere Inc. and its shareholders closed a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of ExploreAnywhere Inc. from its shareholders in exchange for 2,613,750 shares of the Company's common stock with a fair market value of $1,163,120. The merger was accounted for as a purchase. Explore Anywhere, Inc. became a wholly-owned subsidiary of Explore Anywhere Holding Corporation engaged in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities under the ExploreAnywhere name.

On December 24, 2013, the Company changed its name to Sports Media Entertainment Corp. in anticipation of a future merger and in order for the Company name to more closely reflect the nature of the anticipated business activities.

Business

Principal Products

We are currently in the business of selling computer monitoring software, and currently sell two cloud based computer software monitoring products, Spybuddy 2013 and Keylogger PRO 2013.

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

Both products are sold on a subscription basis with an upfront, one-year license fee. Spybuddy 2013 is offered at $69.99 and Keylogger PRO 2013 is offered at $39.99. The Company offers a 7 day satisfaction guarantee or a full refund.

Distribution Methods

We sell our software products in a digital download format. We get the majority of our sales through our website, exploreanywhere.com, we also get sales through a limited network of online affiliate websites. All direct website sales are processed through the Company's merchant processor. Our merchant processor charges 3-5% per sale. Regnow.com an  affiliate payment processor serves as a payment processor for all  affiliate sales. When affiliates sell our products on their own individual websites, the payments are collected by Regnow, who then pays the Company minus a commission.

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

We will use all strategies available to us in our limited financial position to attempt to gain a competitive edge in this market. We currently have only been able to engage in limited ($1,000 per month) search engine optimization (SEO) as our only marketing mechanism. We believe that growing our Internet presence and customer base significantly will require working capital resources far greater than what we currently possess. Our current minimal revenues do not support our ongoing operations, and will not be able to support our growth strategies. We must secure additional funding in order to sustain operations for the next twelve (12) months. We believe that we must raise approximately $200,000 through the sale of debt or equity for us to sustain operations through the next twelve (12) months.  This amount of capital has been budgeted to sustain our existing operations and to begin a marketing and sales campaign that is greater than our current limited $1,000 per month search engine optimization marketing efforts. We have not budgeted for salary compensation for any of our executives. We can provide no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flow from sales will ever be adequate to maintain our business.

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

The Company does not expect that any government regulations will have an effect on its business.

The Company estimates it will expend $20,000 - $30,000 on research and development during the next 12 months. Such estimates are based on our goals to continue to enhance our existing software functionality by adding new features and capabilities, and to prepare our products for Windows 8 compatibility. We can provide no assurance that the actual expenses we incur will not materially exceed these estimates.

As of December 31, 2013, we had one full-time employee. The Company utilizes contract labor as needed.

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

Our performance is substantially dependent on the performance of Brenden Garrison and Bryan Hammond, our Interim President and Chairman of the Board and Chief Technology Officer, respectively. Mr. Garrison and Mr. Hammond are knowledgeable about our Company and business plan. The loss of their services would require us to expend significant time and resources to seek an adequate replacement. We would also have to invest in training and educating such replacement about our business. We have limited resources and it may be difficult or impossible for us to offer compensation that would allow us to attract well-qualified executive officers. If any replacement has less experience than our existing executive officer or does not understand our business as well, we may not implement our business plan successfully. Without the expertise of Mr. Garrison or Mr. Hammond or immediate and qualified successors, we may be forced to curtail operations or close the business entirely.

Most of our personnel remain uncompensated and have been so for years, we may be unable to retain or continue to motivate these personnel if we continue to not compensate them.

Our performance is substantially dependent on the performance of Mr. Garrison and Mr. Hammond. The loss of the services of Mr. Garrison or Mr. Hammond would require us to expend significant time and resources to seek an adequate replacement. We have not compensated Mr. Hammond in over four years. Our limited financial resources have made it impossible for us to offer salary compensation. We have no equity compensation plans. We cannot be certain how long our officers and directors will remain with the Company without compensation. Without the expertise of Mr. Hammond or an immediate and qualified successor, we may be forced to curtail operations or close the business entirely.

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

Our business strategy is designed to expand the sales of our products and services. Our ability to implement our plans will depend primarily on the ability to attract customers and the availability of qualified and cost effective sales personnel. There are no firm agreements for employment of additional marketing personnel, and we can give no assurance that any of our expansion plans will be successful or that we will be able to establish additional favorable relationships for the marketing and sales of our products and services. We also cannot be certain when, if ever, we will be able to hire the appropriate marketing personnel and establish additional merchandising relationships.

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

Our auditors’ report for the year ended December 31, 2013 includes a “going concern” explanatory paragraph.

As of December 31, 2013 and 2012, we had an accumulated deficit of $2,984,017 and $2,808,451, respectively. As a result of recurring losses from operations and the significant amount of accumulated deficit as of December 31, 2013, our auditors’ report for year ended December 31, 2013 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” We require additional capital in order to conduct our operations for any reasonable length of time. In the event that we are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

Additionally, the former shareholders of the Company may be eligible to sell all or some of their common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of December 31, 2013, 1% of our issued and outstanding shares of common stock were equal to approximately 210,737 shares. Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

On February 4, 2011, we closed the Share Exchange with the Company and the former shareholders of ExploreAnywhere, Inc., pursuant to which the Company acquired 100% of the issued and outstanding securities of ExploreAnywhere, Inc. in exchange for shares of the Company’s common stock. As a result, ExploreAnywhere, Inc. became a 100%-owned subsidiary of the Company, and the Company’s sole business operations became that of ExploreAnywhere, Inc.

We may not realize the benefits that we hoped to receive as a result of the acquisition of ExploreAnywhere, Inc., which include:

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

ITEM 2. PROPERTIES

The Company does not own any property or real estate. The Company operates virtually from the residences of its officers and utilizes an executive office provided by Regus for approximately $80 per month.

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

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$0.17	$0.13
Second Quarter	$0.33	$0.15
Third Quarter	$0.35	$0.19
Fourth Quarter	$0.32	$0.17

Fiscal Year Ended December 31, 2012
First Quarter	$0.20	$0.11
Second Quarter	$0.40	$0.14
Third Quarter	$0.45	$0.28
Fourth Quarter	$0.35	$0.21

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

Holders

As of March 24, 2014, 21,073,750 shares of common stock are issued and outstanding. There are approximately 18 stockholders of record of our common stock. A majority of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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
•
The information contained in any reports or documents required to be filed by the Company under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Sports Media Entertainment Corp. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

Results of Operations

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Revenue

Revenue increased $12,400 to $22,856 during the year ended December 31, 2013 compared to $10,186 during the year ended December 31, 2012. The increase in revenue is the result of increasing market awareness of our products.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2013 and 2012 follows:

	Year Ended December 31,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Operating expense
General and administrative	70,390	88,519	$(18,129)	-20%
Sales and marketing	21,978	28,824	(6,846)	-24%
Research and development	23,080	83,443	(60,363)	-72%
Stock compensation	20,955	-	20,955
Total operating expense	$136,403	$200,786	$(64,383)	-32%

General and Administrative

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $18,129 year-over-year decrease is primarily due to a reduction in professional fees and administrative costs.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs decreased approximately $6,846 from 2012 to 2013 primarily due to efforts to contain costs.

Research and Development

Research and development (“R&D”) costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased $60,363 from 2012 to 2013 primarily due to efforts to contain costs.

Other Income (Expense)

Interest expense increased $20,329 to $61,749 during the year ended December 31, 2013 compared to $41,420 during the year ended December 31, 2012. Interest expense includes accretion of the debt discount associated with the beneficial conversion feature of our convertible promissory notes. The 2013 increase is due to a $7,038 increase in interest expense related to your outstanding debt as a result of maintaining higher balances compared to the prior year; and $13,291 of increase in amortization of debt discount compared to 2012.

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

From inception to December 31, 2013, we have incurred an accumulated deficit of $2,984,017. This loss has been incurred through a combination intangible asset impairment of $1,341,884, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At December 31, 2013, the Company had current assets of $9,768 compared to accounts payable and accrued expenses of $95,999.  During the year ended December 31, 2013, the Company had revenue of $22,586 and loss from operations of $113,817. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $83,998 during the year ended December 31, 2013 as compared to $172,051 during the year ended December 31, 2012.

Net cash provided by financing activities was $90,367 during the year ended December 31, 2013 as compared to $169,227  during  the year ended December 31, 2012.

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

As of December 31, 2013, the company owed $589,397 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this annual report, fifty-eight (58) of the notes, totaling $399,977 in principal, have already matured but have not been repaid. We therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates through the rest of the 2014 calendar year. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sports Media Entertainment Group

We have audited the accompanying balance sheets of Sports Media Entertainment Group (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Sports Media Entertainment Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Media Entertainment Group as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bedinger & Company
Concord, California
March 24, 2014

Sports Media Entertainment Corp.
Balance Sheets

	December 31,
	2013	2012
Assets
Current Assets
Cash	$6,475	$106
Other current assets (Note B)	3,293	6,953
Total current assets	9,768	7,059

Fixed assets (Note C)	44,183	44,183
Accumulated depreciation	(38,648)	(32,392)
Net fixed assets	5,535	11,791
Total assets	$15,303	$18,850

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$95,999	$90,067
Deferred revenue	6,128	13,072
Accrued interest payable (Note E)	99,053	63,142
Promissory notes (Note E)	345,144	284,179
Convertible promissory notes (Note E)	145,200	115,798
Total Current Liabilities	691,524	566,258

Commitments and contingencies

Stockholders' Deficit (Note F)
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 21,073,750 and 20,923,750 at December 31, 2013 and 2012, respectively.	21,074	20,924
Additional-paid-in-capital	2,286,722	2,240,119
Accumulated deficit	(2,984,017)	(2,808,451)
Total stockholders' deficit	(676,221)	(547,408)
Total liabilities and stockholders' deficit	$15,303	$18,850

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Statements of Operations
For the Years Ended December 31, 2013 and 2012

	Year Ended
	December 31,
	2013	2012

Revenue	$22,586	$10,186

Operating expenses
General and administrative	91,345	88,519
Sales and marketing	21,978	28,824
Research and development	23,080	83,443
Total operating expenses	136,403	200,786

Loss from operations	(113,817)	(190,600)

Other Income and (Expense)
Interest expense	(61,749)	(41,420)
Other income	-	38
Total other income and expense	(61,749)	(41,382)
Earnings before taxes	(175,566)	(231,982)
Provision for income taxes	-	-
Net loss	$(175,566)	$(231,982)

Net (loss) per common share basic	$(0.01)	$(0.01)
Weighted average common shares outstanding basic	21,031,832	25,419,640

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	31,923,750	$31,924	$2,054,536	$(2,576,469)	$(490,009)

Convertible promissory notes converted to common stock	2,000,000	2,000	171,583	-	173,583
Issuance of common stock to Bryan Hammond, President	1,000,000	1,000	-	-	1,000
Cancelation of 14,000,000 shares of common stock	(14,000,000)	(14,000)	14,000	-	-
Net Income (Loss)				(231,982)	(231,982)
Balance, December 31, 2012	20,923,750	$20,924	$2,240,119	$(2,808,451)	$(547,408)

Issuance of common stock to CFO	150,000	150	20,805	-	20,955
Debt discount related to the beneficial conversion feature of convertible notes.	-	-	25,798	-	25,798
Net Income (Loss)	-	-	-	(175,566)	(175,566)
Balance, December 31, 2013	21,073,750	$21,074	$2,286,722	$(2,984,017)	$(676,221)

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	Year Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(175,566)	$(231,982)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	6,256	6,534
Compensation expense on common stock issued for services	20,955	-
Interest expense - amortization of debt discount	25,798	25,909
Fair value of common stock warrants	-	(13,402)
Changes in operating accounts:
Other current assets	3,660	(6,953)
Accounts payable and accrued expenses	5,932	7,498
Deferred revenue	(6,944)	28,734
Accrued interest	35,911	11,611
Net cash used in operating activities	(83,998)	(172,051)

Cash flows from investing activities
Acquisition of furniture and equipment	-	-
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
Proceeds from promissory notes	60,965	143,429
Proceeds from convertible promissory notes	29,402	25,798
Net cash provided by financing activities	90,367	169,227

Increase (decrease) in cash	6,369	(2,824)
Cash and cash equivalents at beginning of period	106	2,930
Cash and cash equivalents at end of period	$6,475	$106

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of Common Stock issued in exchange for services	$20,955	$-

(The accompanying notes are an integral part of these financial statements)

SPORTS MEDIA ENTERTAINMENT CORP.
(fka Explore Anywhere Holding Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE A - Organization, Going Concern and Summary of Significant Accounting Policies

Organization

Our company’s name is Sports Media Entertainment Corp. (formerly known as Explore Anywhere Holding Corp.) (the "Company"). The Company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, the Company changed its name to PorFavor Corp. From inception until March 2010, we operated as a broker of structural wood materials. Then, our former CEO/President fell ill and the wood business deteriorated. As a result, the Company decided to change its business focus and look for other opportunities. In March 2010, the Company identified a target company in the area of computer monitoring software, known as ExploreAnywhere Inc. On February 4, 2011, ExploreAnywhere Inc. and its shareholders closed a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of ExploreAnywhere Inc. from its shareholders in exchange for 2,613,750 shares of the Company's common stock with a fair market value of $1,163,120. The merger was accounted for as a purchase. Explore Anywhere, Inc. became a wholly-owned subsidiary of Explore Anywhere Holding Corporation engaged in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities under the ExploreAnywhere name.

On December 24, 2013, the Company changed its name to Sports Media Entertainment Corp. in anticipation of a future merger and in order for the Company name to more closely reflect the nature of the anticipated business activities.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the year ended December 31, 2013 the Company recognized $22,586 of revenue.  However, the Company incurred a net operating loss of $175,566. The Company has negative working capital of $681,756 as of December 31, 2013.

During the next 12 months, the Company’s foreseeable cash requirements will relate to the operations of its business, maintaining its good standing, making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders. Management’s ongoing priority focus is the enhancement of existing software products and the development of new ones to continuously enhance the company’s position in the marketplace.

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

Revenue Recognition

Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. All our revenue during 2013 and 2012 was delivered via internet download. There is no technical support or warranty associated with the sale of our software.  If customers have any problems with its software that cannot be easily resolved, the Company will fully refund the price. Revenue is recognized ratably over the one year subscription term of each sale adjusted accordingly for refunds. Unrecognized income is recorded as a liability under deferred revenue  on our balance sheet.

Cost of Goods Sold

Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Sales and marketing costs

Sales and marketing expenses include advertising expenses, commissions and SEO expenses. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.  For the year ended December 31, 2013 and 2012, the Company incurred $21,978 and $28,824, respectively, in marketing and advertising expense.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below as of December 31, 2013:

Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$6,475	$-	$-	$6,475
Other current assets	3,293	-	-	3,293
Total	$9,768	$-	$-	$9,768

Liabilities
Accounts payable & accrued expenses	$95,999	$-	$-	$95,999

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

NOTE B - Other Current Assets

Other current assets as of December 31, 2013 and 2012 consists of sales being held by the Company's credit card processor and is a customary business practice.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. At December 31, 2013, no customer accounted for more than 10% of revenue.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2013	2012
Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(38,648)	(32,392)
Fixed assets, net	$5,535	$11,791

During the years ended December 31, 2013 and 2012, the Company recognized $6,256 and $6,534, respectively, in depreciation expense.

NOTE D - Accounts Payable & Accrued Expenses

At December 31, 2013, accounts payable and accrued expenses totaling $95,999 consisted of $36,479 of professional services, $36,664 of R&D services and $22,856 of trade payables.

At December 31, 2012, accounts payable and accrued expenses totaling $90,067 consisted of $50,729 of professional services, $16,464 of R&D services and $22,874 of trade payables.

NOTE E - Promissory Notes

As of December 31, 2013, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$145,200	$50,608	$195,808
Non convertible promissory notes	345,144	48,445	393,589
Total	$490,344	$99,053	$589,397

Convertible Promissory Notes

As of December 31, 2013, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
07/06/07	2/6/2009	Converted to stock	$-	$19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	2,350	12,350
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	5,786	30,786
03/17/11	3/17/2012	In default	15,000	3,353	18,353
04/18/11	4/18/2012	In default	15,000	3,248	18,248
05/17/11	5/17/2012	In default	10,000	2,102	12,102
06/13/11	6/13/2012	In default	7,500	1,532	9,032
06/24/11	6/24/2012	In default	2,500	505	3,005
11/15/11	11/15/2012	In default	5,000	852	5,852
10/29/12	10/29/2013	In default	17,400	1,632	19,032
12/12/12	12/12/2013	In default	2,000	168	2,168
12/18/12	12/18/2013	In default	1,848	153	2,001
12/18/12	12/18/2013	In default	4,550	377	4,927
01/24/13	1/24/2014	Current	7,000	523	7,523
03/18/13	3/18/2014	Current	7,402	467	7,869
04/04/13	4/4/2014	Current	15,000	891	15,891
Total			$145,200	$50,608	$195,808

Number of shares issuable upon exercise of the above debt at $0.05					3,916,164

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

Related to the CPN's above, during the year ended December 31, 2012, the Company:

1.	Issued $25,798 of CPNs
2.
Converted $100,000 of combined principle related to the notes above dated July 6, 2007, March 23, 2010 and January 24, 2011, into 2,000,000 shares of common stock. The interest was not converted and remains outstanding.

3.	Recognized $25,909 of interest expense related to the BCF contained in CPN's falling into default during 2012.
4.	Recognized $10,796 of interest expense related to the stated interest rate contained in the CPNs

Related to the CPN's above, during the year ended December 31, 2013, the Company:

1.	Issued $29,402 of CPNs
2.	Recognized $25,798 of interest expense related to the BCF contained in CPN's falling into default during 2013.
3.	Recognized $11,145 of interest expense related to the stated interest rate contained in the CPNs

Non Convertible, Unsecured Promissory Notes

As of December 31, 2013, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	$2,290	$9,790
12/03/10	12/4/2011	In default	10,000	2,464	12,464
12/29/10	12/30/2011	In default	7,500	1,805	9,305
04/08/11	4/8/2012	In default	7,500	1,641	9,141
06/02/11	6/2/2012	In default	10,000	2,067	12,067
06/28/11	6/28/2012	In default	6,500	1,306	7,806
07/01/11	7/1/2012	In default	6,500	1,302	7,802
07/21/11	7/21/2012	In default	2,000	392	2,392
07/26/11	7/26/2012	In default	7,500	1,461	8,961
08/05/11	8/5/2012	In default	8,500	1,638	10,138
08/08/11	8/8/2012	In default	8,500	1,632	10,132
08/24/11	8/24/2012	In default	5,000	942	5,942
09/13/11	9/13/2012	In default	7,500	1,381	8,881
10/04/11	10/4/2012	In default	7,500	1,346	8,846
10/06/11	10/6/2012	In default	2,250	403	2,653
10/17/11	10/17/2012	In default	10,000	1,767	11,767
11/02/11	11/2/2012	In default	5,000	866	5,866
11/07/11	11/7/2012	In default	5,000	860	5,860
11/15/11	11/15/2012	In default	3,000	511	3,511
11/28/11	11/28/2012	In default	4,500	754	5,254
12/07/11	12/7/2012	In default	3,500	579	4,079
12/27/11	12/27/2012	In default	5,500	886	6,386
01/19/12	1/19/2013	In default	12,500	1,951	14,451
02/23/12	2/23/2013	In default	5,000	742	5,742
03/02/12	3/3/2013	In default	10,000	1,466	11,466
03/09/12	3/10/2013	In default	12,500	1,814	14,314
04/17/12	4/18/2013	In default	10,000	1,365	11,365
05/03/12	5/4/2013	In default	12,500	1,663	14,163
05/22/12	5/23/2013	In default	7,500	967	8,467
06/04/12	6/5/2013	In default	9,500	1,197	10,697
06/11/12	6/12/2013	In default	8,500	1,058	9,558
04/03/12	4/4/2013	In default	3,800	531	4,331
07/02/12	7/3/2013	In default	3,500	420	3,920
07/11/12	7/12/2013	In default	9,500	1,120	10,620
07/23/12	7/24/2013	In default	6,500	749	7,249
08/14/12	8/15/2013	In default	5,000	552	5,552
09/04/12	9/5/2013	In default	6,000	635	6,635
09/13/12	9/14/2013	In default	500	52	552
10/05/12	10/6/2013	In default	3,500	347	3,847
10/15/12	10/16/2013	In default	5,250	509	5,759
12/07/12	12/8/2013	In default	4,000	341	4,341
12/20/12	12/21/2013	In default	5,000	412	5,412
12/30/12	12/30/13	In default	2,879	230	3,109
02/25/13	02/25/14	Current	10,000	677	10,677
04/01/13	04/01/14	Current	13,500	811	14,311
05/01/13	05/01/14	Current	1,000	53	1,053
06/27/13	06/27/14	Current	5,000	205	5,205
08/15/13	08/15/14	Current	5,000	151	5,151
09/11/13	09/11/14	Current	3,500	85	3,585
11/12/13	11/12/14	Current	4,500	48	4,548
12/30/13	12/30/14	Current	4,500	1	4,501
12/31/13	12/31/14	Current	13,965	-	13,965
Total			$345,144	$48,445	$393,589

From time to time the Company has issued UPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate and no requirement for any payments prior to maturity. The Company has made no repayments of the above UPNs.

During the year ended December 31, 2013 and 2012 the company issued $60,965 and $143,429, respectively of UPNs. Also during 2013 and 2012, the Company recognized $24,766 and $17,938, respectively of interest expense related to the UPNs above.

The total amount of convertible and non convertible promissory note principle and accrued interest in default was $495,117 as of December 31, 2013.

NOTE F - Stockholder's Equity

On May 31, 2012, The Company's largest shareholder, Mr. Jose Fernando Garcia, cancelled a total of 14,000,000 shares of the Company's common stock. It is management's understanding that Mr. Garcia, who was the control person of the Company prior to the acquisition of ExploreAnywhere, Inc. on February 4, 2011, wished to merge an operating company into the Company and retain a minor equity position in the entity so that he could perhaps share in the growth of the operating business. When the shareholders and management of the Company agreed to merge with ExploreAnywhere, Inc., part of that agreement was that Mr. Garcia would retain small minority equity position so that the Company could be structured in a manner that management believed would enhance the company's growth. In accordance with that agreement, Mr. Garcia has canceled the aforementioned shares.

On June 18, 2012, the Board of Directors approved the issuance of 2,000,000 free trading shares to Amalfi Coast Capital in exchange for the conversion of $100,000 of principal related to the CPN's described in NOTE E above.

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement (the "Award") with its former President and CEO, Bryan Hammond (currently serving as Chief Technology Officer), pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond. The Award is subject to a substantial risk of forfeiture as it is subject to the continued employment of Mr. Hammond in an executive capacity and vests only upon the realization of significantly greater revenues whereby for every $1,000,000 in revenue recognized, 20% or 200,000 shares vest. As a result, the Company has recorded the issuance at par and will record expense related to the vesting of this Award at the time Mr. Hammond meets the vesting milestone(s).

On April 12, 2013, the Company issued 150,000 shares of restricted common stock to Justin Frere, CFO pursuant to his employment agreement. The shares were valued at the market price of our common stock on the date of issuance and related expense of $20,955 recognized.

NOTE G - Net Loss Per Share

During the years ended December 31, 2013 and 2012, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive. Excluded from the computation of diluted net loss per share is convertible debt convertible into 3,916,164 and 3,105,220 shares of common stock upon conversion at a conversion price of $0.05 per share as of December 31, 2013 and 2012, respectively.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(175,566)	$(231,982)

Denominator:
Weighted average number of common shares outstanding	21,031,832	25,419,640

Basic and diluted EPS	$(0.01)	$(0.01)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	3,623,866	3,273,230

NOTE H -  Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,647,112	$1,496,094
Statutory tax rate	34%	34%
Gross deferred tax assets	560,018	508,672
Valuation allowance	(560,018)	(508,672)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $560,018 and $508,672, respectively. The net change in the total valuation allowance for the year ended December 31, 2013 was an increase of $51,346. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2013, of $1,647,112, which, subject to limitations of Internal Revenue Code Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2026 through 2032.

Utilization of U.S. net operating losses and tax credits of the Company and our wholly owned subsidiary, ExploreAnywhere, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, private placements and debt conversions. Subsequent significant equity changes, could further limit the utilization of the net operating losses and credits. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the net operating losses and tax credits will be reduced with a reduction in the valuation allowance of a like amount.

As of December 31, 2013 and 2012, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

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

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement with its President and CEO, Bryan Hammond, pursuant to which the Company issued One million (1,000,000) shares of its common stock to Mr. Hammond (See "NOTE F - Stockholder's Equity" for additional disclosure).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers as of March 24, 2014.

Name	Age	Current Position With Us	Director or Officer Since

Brenden Garrison	31	Interim Chairman, President, Chief Executive Officer and Secretary	January 9, 2014

Bryan Hammond	29	Chief Technology Officer	March 23, 2010

Justin Frere	41	Chief Financial Officer and Treasurer	March 21, 2013

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Mr. Brenden Garrison - Interim Chairman of the Board, President and CEO

Mr. Garrison has been Chief Financial Officer of Ubiquity Broadcasting Corporation since September 20, 2013. Mr. Garrison serves as the President of Sponsor Me, Inc. He started his career with Scottel Voice and Data Inc. in 2003 where he became the Jr. Controller in under a year’s time. He then went on to manage and provide accounting, tax, audit, and financial services for several corporate clients in various fields with Semmens & Semmens CPA firm from 2005 to 2007. After three years of employment with Semmens & Semmens, he decided to create his own accounting, tax and business consulting firm. While developing his own company, he started the process to become a Certified Public Accountant and is in the final stages of obtaining his Certified Public Accountant license. While at California State University Fullerton he acted as the Treasurer of the Accounting Society in charge of the campus budget. He graduated with a Bachelor’s degree in Accounting from the School of Business and Economics at California State University Fullerton in 2005.

Mr. Bryan Hammond –Chief Technology Officer

In 2001, Mr. Hammond turned his attention toward developing and innovating technologies that protected children from the increasing dangers of the Internet by founding ExploreAnywhere, Inc. in 2002. Mr. Hammond attended the University of New Hampshire Whittemore School of Business and Economics studying Business Administration, but left after one year of study to continue his management of ExploreAnywhere, Inc. full time as CEO. Mr. Hammond is also founder and CEO of Hammond Industries, a web development and Internet marketing company that specializes in international and domestic traffic monetization. Mr. Hammond served as the Company's Chairman, President, CEO and Secretary through January 9, 2014 and currently serves as Chief Technology Officer.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Bryan Hammond – Chairman, Former President, Secretary and Treasurer	0	0	0

Khris Thetsy – Former CFO	0	0	0

Amalfi Coast Capital	0	0	0

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Interim Chief Executive Officer, Brenden Garrison, 1 Tara Boulevard, Suite 200, Nashua, NH 03062, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Sports Media Entertainment Corp., Attention: Brended Garrison, 1 Tara Boulevard, Suite 200, Nashua, NH 03062. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”)

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Bryan Hammond (1),	2013	-	-	-	-	-
Chairman, President,	2012	-	-	-	-	-
Chief Executive Officer and Secretary	2011	-	-	-	-	-

Justin Frere, CFO (2)	2013	$26,535	-	-	$20,955	$47,490

Khris Thetsy (3)	2012	$15,350	-	-	-	$15,350
Former CFO	2011	$25,110	-	-	-	$25,110
__________
(1) Mr. Hammond does not currently draw a salary. Mr. Hammond entered into an employment agreement on March 21, 2013.

(2) Mr. Frere was hired on March 21, 2013 pursuant to an employment agreement. The term of the employment agreement is one year with a one year automatic renewal, and provided for the issuance of 150,000 restricted shares of common stock valued at $20,955.

(3) Mr. Thetsy was paid fees for his services as CFO directly to his personally owned company, iCFO

Outstanding Equity Awards as Fiscal Year-End

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement (the "Award") with its now former President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond. The Award is subject to a substantial risk of forfeiture as it is subject to the continued employment of Mr. Hammond in an executive capacity and vests only upon the realization of significantly greater revenues whereby for every $1,000,000 in revenue recognized, 20% or 200,000 shares vest. The Company recorded the issuance at par and will record expense related to the vesting of this Award at the time Mr. Hammond meets the vesting milestones.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

No compensation has been paid to date by the Company to any non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 24, 2014 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Bryan Hammond	1,000,000	4.6%
Justin Frere	150,000	*

5% shareholders
Amalfi Coast Capital	2,000,000	9.2%
_______
* less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 1 Tara Boulevard, Suite 200, Nashua, NH 03062.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 21,703,750 shares of Common Stock issued and outstanding on a fully diluted basis as of March 24, 2014. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving the Company or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. the Company is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

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

During the year ended December 31, 2013, no transactions related to the above occured.

For related party transactions that do not exceed $120,000 please see “Note I - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Bedinger & Company currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2013. Our former auditor, Sam Kan & Company, audited our financial statements for the year ended December 31, 2012 and was dismissed on July 16, 2013. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to our auditors, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our auditors during the years ended December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012
Audit fees	$17,500	$17,000
Audit-related fees	-	-
Tax fees	-	-
Total fees	$17,500	$17,000

Audit Fees

Audit fees for the years ended December 31, 2013 and 2012, totaled $17,500 and $17,000 and consist of the aggregate fees billed by our auditors for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2013 and 2012.

Audit-Related Fees

The Company did not pay any audit-related fees for the years ended December 31, 2013 and 2012.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended December 31, 2013 or 2012. The Company prepares their tax returns internally.

All Other Fees

There were no other fees billed by the Company's auditors for the years ended December 31, 2013 and 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013 and 2012
•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
•	Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
•	Notes to Consolidated Financial Statements

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

Sports Media Entertainment Corp.
(Registrant)

March 27, 2014	By:	/s/ Brenden Garrison
Brenden Garrison
Interim Chairman of the Board, President Chief Executive Officer and Secretary (Principal Executive Officer)

March 27, 2014	By	/s/ Justin Frere
Justin Frere
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Brenden Garrison	Interim Chairman of the Board, President,	March 27, 2014
Brenden Garrison	Chief Executive Officer and Secretary
(Principal Executive Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008)
3.2	By Laws. (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008)
10.1	Restricted Stock Award between Explore Anywhere Holding Corp. and Bryan Hammond (incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2013).
10.2	Employment Agreement dated March 21, 2013 between Explore Anywhere Holding Corp. and Bryan Hammond (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2013).
10.3	Employment Agreement dated March 21, 2013 between Explore Anywhere Holding Corp. and Justin Frere (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2013).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
*Filed herewith