Form 10-Q
period 2014-03-31
Sports Media Entertainment Corp.
filed 2014-04-22
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,073,750 shares of common stock, par value $0.001, were outstanding on April 21, 2014.

SPORTS MEDIA ENTERTAINMENT CORP.
FORM 10-Q

Item 1. Financial Statements.

Sports Media Entertainment Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash	$3,533	$6,475
Other current assets (Note B)	3,942	3,293

Total current assets	7,475	9,768

Fixed assets, net (Note C)	4,152	5,535
Total assets	$11,627	$15,303

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$105,552	$95,999
Deferred revenue	4,414	6,128
Accrued interest payable (Note E)	108,827	99,053
Promissory notes (Note E)	345,144	345,144
Convertible promissory notes (Note E)	160,200	145,200
Total Current Liabilities	724,137	691,524

Commitments and contingencies

Stockholders' Deficit
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 21,073,750 at March 31, 2014 and December 31, 2013	21,074	21,074
Additional-paid-in-capital	2,301,124	2,286,722
Accumulated deficit	(3,034,708)	(2,984,017)
Total stockholders' deficit	(712,510)	(676,221)
Total liabilities and stockholders' deficit	$11,627	$15,303

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013

Revenue	$3,633	$6,348

Operating expenses
General and administrative	28,163	15,382
Sales and marketing	332	4,382
Research and development	1,653	14,502
Total operating expenses	30,148	34,266

Loss from operations	(26,515)	(27,918)

Other Income and (Expense)
Interest expense	(24,176)	(8,087)
Total other income and expense	(24,176)	(8,087)
Earnings before taxes	(50,691)	(36,005)
Provision for income taxes	-	-
Net loss	$(50,691)	$(36,005)

Net (loss) per common share basic	$(0.00)	$(0.00)
Weighted average common shares outstanding basic	21,073,750	20,923,750

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2014 (Unaudited) and Year Ended December 31, 2013

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	20,923,750	20,924	2,240,119	(2,808,451)	(547,408)

Issuance of common stock to CFO	150,000	150	20,805	-	20,955
Debt discount related to the beneficial conversion feature of convertible notes	-	-	25,798	-	25,798
Net Income (Loss)	-	-	-	(175,566)	(175,566)
Balance, December 31, 2013	21,073,750	21,074	2,286,722	(2,984,017)	(676,221)

Debt discount related to the beneficial conversion feature of convertible notes	-	-	14,402	-	14,402
Net Income (Loss)	-	-	-	(50,691)	(50,691)
Balance, March 31, 2014	21,073,750	$21,074	$2,301,124	$(3,034,708)	$(712,510)

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(50,691)	$(36,005)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,383	1,656
Interest expense - amortization of debt discount	14,402	-
Changes in operating accounts:
Other current assets	(649)	(7,474)
Accounts payable and accrued expenses	9,553	9,465
Deferred revenue	(1,714)	8,086
Accrued interest	9,774	683
Net cash used in operating activities	(17,942)	(23,589)

Cash flows from investing activities
Acquisition of furniture and equipment	-	-
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
Proceeds from promissory notes	-	10,000
Proceeds from convertible promissory notes	15,000	14,402
Net cash provided by financing activities	15,000	24,402

Increase (decrease) in cash	(2,942)	813
Cash and cash equivalents at beginning of period	6,475	106
Cash and cash equivalents at end of period	$3,533	$919

Supplemental disclosures of cash flow information

Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

(The accompanying notes are an integral part of these financial statements)

SPORTS MEDIA ENTERTAINMENT CORP.
(fka Explore Anywhere Holding Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation
The unaudited financial statements of Sports Media Entertainment Corp. as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 as filed with the Securities and Exchange Commission as part of our Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

During the three months ended March 31, 2014 the Company recognized $3,633 of revenue. However, the Company incurred a net operating loss of $26,515. The Company has negative working capital of $716,662 as of March 31, 2014.

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

NOTE B - Other Current Assets

Other current assets as of March 31, 2014 and December 31, 2013 consists of sales being held by the Company's credit card processor and is a customary business practice.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. During the three months ended March 31, 2014, no customer accounted for more than 10% of revenue.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	March 31,	December 31,
	2014	2013
Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(40,031)	(38,648)
Fixed assets, net	$4,152	$5,535

During the three months ended March 31, 2014 and 2013, the Company recognized $1,383 and $1,656, respectively, in depreciation expense.

NOTE D - Accounts Payable & Accrued Expenses

At March 31, 2014, accounts payable and accrued expenses totaling $105,552 consisted of $43,964 of professional services, $37,064 of R&D services and $24,524 of trade payables.

At December 31, 2013, accounts payable and accrued expenses totaling $95,999 consisted of $36,479 of professional services, $36,664 of R&D services and $22,856 of trade payables.

NOTE E - Promissory Notes

As of March 31, 2014, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$160,200	$53,574	$213,774
Non convertible promissory notes	345,144	55,253	400,397
Total	$505,344	$108,827	$614,171

As of December 31, 2013, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$145,200	$50,608	$195,808
Non convertible promissory notes	345,144	48,445	393,589
Total	$490,344	$99,053	$589,397

Convertible Promissory Notes

As of March 31, 2014, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
07/06/07	2/6/2009	Converted to stock	$-	$19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	2,547	12,547
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	6,279	31,279
03/17/11	3/17/2012	In default	15,000	3,649	18,649
04/18/11	4/18/2012	In default	15,000	3,544	18,544
05/17/11	5/17/2012	In default	10,000	2,299	12,299
06/13/11	6/13/2012	In default	7,500	1,680	9,180
06/24/11	6/24/2012	In default	2,500	554	3,054
11/15/11	11/15/2012	In default	5,000	950	5,950
10/29/12	10/29/2013	In default	17,400	1,975	19,375
12/12/12	12/12/2013	In default	2,000	208	2,208
12/18/12	12/18/2013	In default	1,848	190	2,038
12/18/12	12/18/2013	In default	4,550	467	5,017
01/24/13	1/24/2014	In default	7,000	661	7,661
03/18/13	3/18/2014	In default	7,402	613	8,015
04/04/13	4/4/2014	Current	15,000	1,187	16,187
02/28/14	2/28/2015	Current	15,000	103	15,103
Total			$160,200	$53,574	$213,774

Number of shares issuable upon exercise of the above debt at $0.05					4,275,480

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

Related to the CPN's above, during the three months ended March 31, 2014, the Company issued $15,000 of CPNs, recognized $14,402 of interest expense related to the BCF contained in CPN's falling into default during 2013 and recognized $2,966 and $2,407 during the three months ended March 31, 2014 and 2013, respectively, of interest expense related to the stated interest rate contained in the CPNs.

Non Convertible, Unsecured Promissory Notes

As of March 31, 2014, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	$2,438	$9,938
12/03/10	12/4/2011	In default	10,000	2,661	12,661
12/29/10	12/30/2011	In default	7,500	1,953	9,453
04/08/11	4/8/2012	In default	7,500	1,788	9,288
06/02/11	6/2/2012	In default	10,000	2,264	12,264
06/28/11	6/28/2012	In default	6,500	1,435	7,935
07/01/11	7/1/2012	In default	6,500	1,430	7,930
07/21/11	7/21/2012	In default	2,000	431	2,431
07/26/11	7/26/2012	In default	7,500	1,609	9,109
08/05/11	8/5/2012	In default	8,500	1,805	10,305
08/08/11	8/8/2012	In default	8,500	1,800	10,300
08/24/11	8/24/2012	In default	5,000	1,041	6,041
09/13/11	9/13/2012	In default	7,500	1,529	9,029
10/04/11	10/4/2012	In default	7,500	1,494	8,994
10/06/11	10/6/2012	In default	2,250	447	2,697
10/17/11	10/17/2012	In default	10,000	1,964	11,964
11/02/11	11/2/2012	In default	5,000	964	5,964
11/07/11	11/7/2012	In default	5,000	959	5,959
11/15/11	11/15/2012	In default	3,000	570	3,570
11/28/11	11/28/2012	In default	4,500	842	5,342
12/07/11	12/7/2012	In default	3,500	648	4,148
12/27/11	12/27/2012	In default	5,500	995	6,495
01/19/12	1/19/2013	In default	12,500	2,197	14,697
02/23/12	2/23/2013	In default	5,000	841	5,841
03/02/12	3/3/2013	In default	10,000	1,664	11,664
03/09/12	3/10/2013	In default	12,500	2,060	14,560
04/17/12	4/18/2013	In default	10,000	1,563	11,563
05/03/12	5/4/2013	In default	12,500	1,910	14,410
05/22/12	5/23/2013	In default	7,500	1,115	8,615
06/04/12	6/5/2013	In default	9,500	1,385	10,885
06/11/12	6/12/2013	In default	8,500	1,226	9,726
04/03/12	4/4/2013	In default	3,800	606	4,406
07/02/12	7/3/2013	In default	3,500	489	3,989
07/11/12	7/12/2013	In default	9,500	1,308	10,808
07/23/12	7/24/2013	In default	6,500	878	7,378
08/14/12	8/15/2013	In default	5,000	651	5,651
09/04/12	9/5/2013	In default	6,000	754	6,754
09/13/12	9/14/2013	In default	500	62	562
10/05/12	10/6/2013	In default	3,500	416	3,916
10/15/12	10/16/2013	In default	5,250	612	5,862
12/07/12	12/8/2013	In default	4,000	420	4,420
12/20/12	12/21/2013	In default	5,000	511	5,511
12/30/12	12/30/13	In default	2,879	287	3,166
02/25/13	02/25/14	In default	10,000	875	10,875
04/01/13	04/01/14	Current	13,500	1,077	14,577
05/01/13	05/01/14	Current	1,000	73	1,073
06/27/13	06/27/14	Current	5,000	304	5,304
08/15/13	08/15/14	Current	5,000	250	5,250
09/11/13	09/11/14	Current	3,500	154	3,654
11/12/13	11/12/14	Current	4,500	137	4,637
12/30/13	12/30/14	Current	4,500	90	4,590
12/31/13	12/31/14	Current	13,965	271	14,236
Total			$345,144	$55,253	$400,397

From time to time the Company has issued UPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate and no requirement for any payments prior to maturity. The Company has made no repayments of the above UPNs.

During the three months ended March 31, 2014 and 2013, the Company recognized $6,808 and $5,680, respectively of interest expense related to the UPNs above.

The total amount of convertible and non convertible promissory note principle and accrued interest in default was $529,558 as of March 31, 2014.

NOTE F - Net Loss Per Share

During the three months ended March 31, 2014 and 2013, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(50,691)	$(36,005)

Denominator:
Weighted average number of common shares outstanding	21,073,750	20,923,750

Basic and diluted EPS	$(0.00)	$(0.00)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	4,095,825	3,273,306

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

Overview

The Company is engaged in the business of selling computer monitoring software solutions for parents, corporations and educational facilities under the ExploreAnywhere name.

On December 24, 2013, the Company changed its name to Sports Media Entertainment Corp. in anticipation of a future merger and in order for the Company name to more closely reflect the nature of the anticipated business activities.

Principal Products

We are currently in the business of selling computer monitoring software, and currently sell two cloud based computer software monitoring products, Spybuddy 2013 and Keylogger PRO 2013 (collectively, the "Software").

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

Results of Operations

Three Months Ended March 31, 2014 Compared With the Three Months Ended March 31, 2013.

Revenue

Revenue decreased $2,715 to $3,633 during the three months ended March 31, 2014 compared to $6,348 during the three months ended March 31, 2013. The decrease in revenue is the result of fewer subscriptions due to the Software not being compatible with Windows 8.

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2014 and 2013 follows:

	Three months Ended
	March 31,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Operating expense
General and administrative	28,163	15,382	$12,781	83%
Sales and marketing	332	4,382	(4,050)	-92%
Research and development	1,653	14,502	(12,849)	-89%
Total operating expense	$30,148	$34,266	$(4,118)	-12%

General and Administrative

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three month increase is primarily due to higher audit related costs.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs decreased approximately $4,050 primarily due to efforts to contain costs.

Research and Development

Research and development (“R&D”) costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased $12,849 primarily due to efforts to contain costs.

Other Income (Expense)

Interest expense increased $16,089 to $24,176 during the three months ended March 31, 2014 compared to $8,087 during the three months ended March 31, 2013. Interest expense includes expense associated with the stated interest rate of our outstanding notes payable and accretion of the debt discount related to the BCF of our convertible promissory notes. $14,402 of the year-over-year increase is due to the amortization of the debt discount and $1,687 due to higher stated coupon interest as a result of maintaining higher loan balances in 2014 compared to 2013.

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

From inception to March 31, 2014, we have incurred an accumulated deficit of $3,034,708. This loss has been incurred through a combination intangible asset impairment of $1,341,884, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At March 31, 2014, the Company had current assets of $7,475 compared to accounts payable and accrued expenses of $105,552. During the three months ended March 31, 2014, the Company had revenue of $3,633 and loss from operations of $26,515. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $17,942 during the three months ended March 31, 2014 as compared to $23,589 during the three months ended March 31, 2013.

Net cash provided by financing activities was $15,000 during the three months ended March 31, 2014 as compared to $24,402 during the three months ended March 31, 2013.

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

As of March 31, 2014, the company owed $614,171 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this quarterly report, sixty-one (61) of the notes, totaling $529,558 in principal and accrued interest, have already matured but have not been repaid. We therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates through March 31, 2015. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

           Please refer to the financial statement footnotes, "Note E - Promissory Notes". The Company is currently in default on $529,558 of principal and accrued interest. During the three months ended March 31, 2014, $26,551 of principle and accrued interest of notes payable matured and fell into default.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit

31.1*
Certification of Brenden Garrison, Interim Chairman, President, Chief Executive Officer of Sports Media Entertainment Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Justin Frere, Chief Financial Officer of Sports Media Entertainment Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of Brenden Garrison, Interim Chairman, President, Chief Executive Officer of Sports Media Entertainment Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Justin Frere, Chief Financial Officer of Sports Media Entertainment Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

SPORTS MEDIA ENTERTAINMENT CORP.

Date: April 22, 2014	By:	/s/ Brenden Garrison
Brenden Garrison
Interim Chairman, President and Chief Executive Officer (Principal Executive Officer) and Secretary

	By:	/s/ Justin Frere
Justin Frere
Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)