Form 10-K/A
period 2013-12-31
Sports Media Entertainment Corp.
filed 2014-05-06
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY PARAGRAPH

This 10-K/A is being filed to include a previously omitted paragraph from the Auditors Report dated March 24, 2014. Previously, the report failed to include a going concern qualification. All other areas of the 10-K remain unchanged.

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

BEDINGER & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bedinger & Company

Concord, California

March 24, 2014

1200 CONCORD AVENUE, SUITE 250, CONCORD, CA 94520 • (925) 603 - 0800 • (925) 603 - 0804 FAX

Members Of The American Institute Of Certified Public Accountants,
The Center For Public Company Audit Firms,
And The California Society Of Certified Public Accountants,
Registered With The Public Company Accounting Oversight  Board

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

Sports Media Entertainment Corp.
(Registrant)

May 6, 2014	By:	/s/ Brenden Garrison
Brenden Garrison
Interim Chairman of the Board, President Chief Executive Officer and Secretary (Principal Executive Officer)

May 6, 2014	By	/s/ Justin Frere
Justin Frere
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Brenden Garrison	Interim Chairman of the Board, President,	May 6, 2014
Brenden Garrison	Chief Executive Officer and Secretary
(Principal Executive Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008)
3.2	By Laws. (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008)
10.1	Restricted Stock Award between Explore Anywhere Holding Corp. and Bryan Hammond (incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2013).
10.2	Employment Agreement dated March 21, 2013 between Explore Anywhere Holding Corp. and Bryan Hammond (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2013).
10.3	Employment Agreement dated March 21, 2013 between Explore Anywhere Holding Corp. and Justin Frere (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2013).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
*Filed herewith