Form 10-Q
period 2014-06-30
Sports Media Entertainment Corp.
filed 2014-08-08
CIK 1424328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,073,750 shares of common stock, par value $0.001, were outstanding on August 6, 2014.

SPORTS MEDIA ENTERTAINMENT CORP.

FORM 10-Q

Item 1. Financial Statements.

Sports Media Entertainment Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash	$3,138	$6,475
Other current assets (Note B)	4,746	3,293
Total current assets	7,884	9,768

Fixed assets (Note C)	44,183	44,183
Accumulated depreciation	(41,414)	(38,648)
Net fixed assets	2,769	5,535
Total assets	$10,653	$15,303

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$100,177	$95,999
Deferred revenue	4,188	6,128
Accrued interest payable (Note E)	119,119	99,053
Promissory notes (Note E)	358,408	345,144
Convertible promissory notes (Note E)	174,527	145,200
Total Current Liabilities	756,419	691,524

Commitments and contingencies

Stockholders' Deficit (Note F)
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 20,073,750 and 21,073,750 at June 30, 2014 and December 31, 2013, respectively	20,074	21,074
Additional-paid-in-capital	2,317,124	2,286,722
Accumulated deficit	(3,082,964)	(2,984,017)
Total stockholders' deficit	(745,766)	(676,221)
Total liabilities and stockholders' deficit	$10,653	$15,303

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$2,690	$6,086	$6,323	$12,435

Operating expenses
General and administrative	11,844	48,123	40,009	63,505
Sales and marketing	12,750	10,482	13,081	14,864
Research and development	667	4,701	2,319	19,203

Total operating expenses	25,261	63,306	55,409	97,572

Loss from operations	(22,571)	(57,220)	(49,086)	(85,137)

Other Income and (Expense)
Interest expense	(25,685)	(9,033)	(49,861)	(17,120)
Total other income and expense	(25,685)	(9,033)	(49,861)	(17,120)
Earnings before taxes	(48,256)	(66,253)	(98,947)	(102,257)
Provision for income taxes	-	-	-	-
Net loss	$(48,256)	$(66,253)	$(98,947)	$(102,257)

Net (loss) per common share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding basic	21,073,750	21,053,613	21,073,750	20,988,682

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2014 (Unaudited) and Year Ended December 31, 2013

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	20,923,750	20,924	2,240,119	(2,808,451)	(547,408)

Issuance of common stock to CFO	150,000	150	20,805	-	20,955
Debt discount related to the beneficial conversion feature of convertible notes	-	-	25,798	-	25,798
Net Income (Loss)	-	-	-	(175,566)	(175,566)
Balance, December 31, 2013	21,073,750	21,074	2,286,722	(2,984,017)	(676,221)

Shares returned and canceled	(1,000,000)	(1,000)	1,000		-
Debt discount related to the beneficial conversion feature of convertible notes	-	-	29,402	-	29,402
Net Income (Loss)	-	-	-	(98,947)	(98,947)
Balance, June 30, 2014	20,073,750	$20,074	$2,317,124	$(3,082,964)	$(745,766)

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(98,947)	$(102,257)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	2,766	3,312
Compensation expense on common stock issued for services	-	20,955
Interest expense - amortization of debt discount	29,402	-
Changes in operating accounts:
Other current assets	(1,453)	1,699
Accounts payable and accrued expenses	4,178	4,354
Deferred revenue	(1,940)	2,243
Accrued interest	20,066	17,120
Net cash used in operating activities	(45,928)	(52,574)

Cash flows from financing activities
Proceeds from promissory notes	13,264	29,500
Proceeds from convertible promissory notes	29,327	29,402
Net cash provided by financing activities	42,591	58,902

Increase (decrease) in cash	(3,337)	6,328
Cash and cash equivalents at beginning of period	6,475	106
Cash and cash equivalents at end of period	$3,138	$6,434

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of Common Stock issued in exchange for services	$-	$20,955

(The accompanying notes are an integral part of these financial statements)

SPORTS MEDIA ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation

The unaudited financial statements of Sports Media Entertainment Corp. as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 as filed with the Securities and Exchange Commission as part of our Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

During the six months ended June 30, 2014 the Company recognized $6,323 of revenue. However, the Company incurred a net operating loss of $98,947. The Company has negative working capital of $748,535 as of June 30, 2014.

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

NOTE B - Other Current Assets

Other current assets as of June 30, 2014 and December 31, 2013 consists of sales being held by the Company's credit card processor and is a customary business practice.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. During the six months ended June 30, 2014, no customer accounted for more than 10% of revenue.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	June 30,	December 31,
	2014	2013
Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(41,414)	(38,648)
Fixed assets, net	$2,769	$5,535

During the three months ended June 30, 2014 and 2013, the Company recognized $1,383 and $1,656, respectively, in depreciation expense. During the six months ended June 30, 2014 and 2013, the Company recognized $2,766 and $3,312, respectively, in depreciation expense.

NOTE D - Accounts Payable & Accrued Expenses

At June 30, 2014, accounts payable and accrued expenses totaling $100,177 consisted of $38,683 of professional services, $37,064 of R&D services and $24,430 of trade payables.

At December 31, 2013, accounts payable and accrued expenses totaling $95,999 consisted of $36,479 of professional services, $36,664 of R&D services and $22,856 of trade payables.

NOTE E - Promissory Notes

As of June 30, 2014, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$174,527	$56,982	$231,509
Non convertible promissory notes	358,408	62,137	420,545
Total	$532,935	$119,119	$652,054

As of December 31, 2013, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$145,200	$50,608	$195,808
Non convertible promissory notes	345,144	48,445	393,589
Total	$490,344	$99,053	$589,397

Convertible Promissory Notes

As of June 30, 2014, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
07/06/07	2/6/2009	Converted to stock	$-	$19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	2,746	12,746
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	6,778	31,778
03/17/11	3/17/2012	In default	15,000	3,949	18,949
04/18/11	4/18/2012	In default	15,000	3,843	18,843
05/17/11	5/17/2012	In default	10,000	2,499	12,499
06/13/11	6/13/2012	In default	7,500	1,830	9,330
06/24/11	6/24/2012	In default	2,500	604	3,104
11/15/11	11/15/2012	In default	5,000	1,050	6,050
10/29/12	10/29/2013	In default	17,400	2,323	19,723
12/12/12	12/12/2013	In default	2,000	248	2,248
12/18/12	12/18/2013	In default	1,848	226	2,074
12/18/12	12/18/2013	In default	4,550	558	5,108
01/24/13	1/24/2014	In default	7,000	801	7,801
03/18/13	3/18/2014	In default	7,402	761	8,163
04/04/13	4/4/2014	In default	15,000	1,486	16,486
02/28/14	2/28/2015	Current	15,000	401	15,401
04/08/14	4/8/2015	Current	10,850	197	11,047
06/11/14	6/11/2015	Current	3,477	14	3,491
Total			$174,527	$56,982	$231,509

Number of shares issuable upon exercise of the above debt at $0.05					4,630,180

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

Related to the CPN's above, during the three months ended June 30, 2014, the Company issued $14,327 of CPNs, recognized $15,000 of interest expense related to the BCF contained in CPN's falling into default and recognized $3,407 and $2,883 during the three months ended June 30, 2014 and 2013, respectively, of interest expense related to the stated interest rate contained in the CPNs.

During the six months ended June 30, 2014, the Company issued $29,327 of CPNs, recognized $29,402 of interest expense related to the BCF contained in CPN's falling into default and recognized $6,373 and $5,289 during the six months ended June 30, 2014 and 2013, respectively, of interest expense related to the stated interest rate contained in the CPNs.

Non Convertible, Unsecured Promissory Notes

As of June 30, 2014, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	$2,587	$10,087
12/03/10	12/4/2011	In default	10,000	2,860	12,860
12/29/10	12/30/2011	In default	7,500	2,102	9,602
04/08/11	4/8/2012	In default	7,500	1,938	9,438
06/02/11	6/2/2012	In default	10,000	2,464	12,464
06/28/11	6/28/2012	In default	6,500	1,564	8,064
07/01/11	7/1/2012	In default	6,500	1,560	8,060
07/21/11	7/21/2012	In default	2,000	471	2,471
07/26/11	7/26/2012	In default	7,500	1,759	9,259
08/05/11	8/5/2012	In default	8,500	1,975	10,475
08/08/11	8/8/2012	In default	8,500	1,969	10,469
08/24/11	8/24/2012	In default	5,000	1,141	6,141
09/13/11	9/13/2012	In default	7,500	1,678	9,178
10/04/11	10/4/2012	In default	7,500	1,644	9,144
10/06/11	10/6/2012	In default	2,250	492	2,742
10/17/11	10/17/2012	In default	10,000	2,163	12,163
11/02/11	11/2/2012	In default	5,000	1,064	6,064
11/07/11	11/7/2012	In default	5,000	1,059	6,059
11/15/11	11/15/2012	In default	3,000	630	3,630
11/28/11	11/28/2012	In default	4,500	932	5,432
12/07/11	12/7/2012	In default	3,500	718	4,218
12/27/11	12/27/2012	In default	5,500	1,104	6,604
01/19/12	1/19/2013	In default	12,500	2,447	14,947
02/23/12	2/23/2013	In default	5,000	940	5,940
03/02/12	3/3/2013	In default	10,000	1,863	11,863
03/09/12	3/10/2013	In default	12,500	2,310	14,810
04/17/12	4/18/2013	In default	10,000	1,762	11,762
05/03/12	5/4/2013	In default	12,500	2,159	14,659
05/22/12	5/23/2013	In default	7,500	1,264	8,764
06/04/12	6/5/2013	In default	9,500	1,574	11,074
06/11/12	6/12/2013	In default	8,500	1,395	9,895
04/03/12	4/4/2013	In default	3,800	681	4,481
07/02/12	7/3/2013	In default	3,500	558	4,058
07/11/12	7/12/2013	In default	9,500	1,497	10,997
07/23/12	7/24/2013	In default	6,500	1,007	7,507
08/14/12	8/15/2013	In default	5,000	751	5,751
09/04/12	9/5/2013	In default	6,000	873	6,873
09/13/12	9/14/2013	In default	500	72	572
10/05/12	10/6/2013	In default	3,500	486	3,986
10/15/12	10/16/2013	In default	5,250	717	5,967
12/07/12	12/8/2013	In default	4,000	500	4,500
12/20/12	12/21/2013	In default	5,000	610	5,610
12/30/12	12/30/13	In default	2,879	345	3,224
02/25/13	02/25/14	In default	10,000	1,074	11,074
04/01/13	04/01/14	In default	13,500	1,346	14,846
05/01/13	05/01/14	In default	1,000	93	1,093
06/27/13	06/27/14	In default	5,000	403	5,403
08/15/13	08/15/14	Current	5,000	350	5,350
09/11/13	09/11/14	Current	3,500	224	3,724
11/12/13	11/12/14	Current	4,500	227	4,727
12/30/13	12/30/14	Current	4,500	180	4,680
12/31/13	12/31/14	Current	13,965	554	14,519
06/30/14	06/30/15	Current	13,264	-	13,264
Total			$358,408	$62,137	$420,545

From time to time the Company has issued UPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate and no requirement for any payments prior to maturity. The Company has made no repayments of the above UPNs.

During the six months ended June 30, 2014, the company issued $13,264 of UPNs.

During the three months ended June 30, 2014 and 2013, the Company recognized $6,883 and $6,150, respectively of interest expense related to the UPNs above.  During the six months ended June 30, 2014 and 2013, the Company recognized $13,692 and $11,830, respectively of interest expense related to the UPNs above.

The total amount of convertible and non convertible promissory note principle and accrued interest in default was $575,851 as of June 30, 2014.

NOTE F - Stockholder's Equity

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement (the "Award") with its now former President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue One million (1,000,000) shares of its common stock to Mr. Hammond. The Award was subject to a substantial risk of forfeiture and vests only upon the realization of significantly greater revenues whereby for every $1,000,000 in revenue recognized, 20% or 200,000 shares vest. On April 10, 2014, Mr. Hammond returned said shares to the treasury and their issuance has been canceled. The Company recorded the original issuance and subsequent return at par value.

NOTE G - Net Loss Per Share

During the three and six months ended June 30, 2014 and 2013, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(48,256)	$(66,253)	$(98,947)	$(102,257)

Denominator:
Weighted average number of common shares outstanding	21,073,750	21,053,613	21,073,750	20,988,682

Basic and diluted EPS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	4,307,439	3,467,360	4,177,014	3,346,647

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

Results of Operations

Three and Six Months Ended June 30, 2014 Compared With the Three and Six Months Ended June 30, 2013.

Revenue

Revenue decreased $3,396 to $2,690 during the three months ended June 30, 2014 compared to $6,086 during the three months ended June 30, 2013. Revenue decreased $6,112 to $6,323 during the six months ended June 30, 2014 compared to $12,435 during the six months ended June 30, 2013. The decrease in revenue is the result of fewer subscriptions due to the Software not being compatible with Windows 8.

Operating Expenses

A summary of our operating expense for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended
	June 30,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Operating expense
General and administrative	11,844	27,168	$(15,324)	-56%
Sales and marketing	12,750	10,482	2,268	22%
Research and development	667	4,701	(4,034)	-86%
Stock compensation	-	20,955	(20,955)
Total operating expense	$25,261	$63,306	$(17,090)	-27%

	Six Months Ended
	June 30,		Increase /	Percentage
	2014	a2013	(Decrease)	Change
Operating expense
General and administrative	40,009	42,550	$(2,541)	-6%
Sales and marketing	13,081	14,864	(1,783)	-12%
Research and development	2,319	19,203	(16,884)	-88%
Stock compensation	-	20,955	(20,955)
Total operating expense	$55,409	$97,572	$(42,163)	-43%

General and Administrative

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three month decrease is due to timing of audit fees in 2013 being recognized in Q2 compared to Q1 in 2014. The six month decrease is due to procuring less expensive accounting and SEC filing service providers.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs decreased slightly during the six months ended June 30, 2014 due to efforts to contain costs.

Research and Development

Research and development (“R&D”) costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased significantly primarily due to efforts to contain costs and postpone upgrades.

Other Income (Expense)

Other income and expense for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Other Income (Expense)
Finance charges	$(394)	$-	$(394)	$-
Interest expense	(10,291)	(9,033)	(20,065)	(17,120)
Interest expense related to debt discount	(15,000)	-	(29,402)	-
Total other income (expense)	$(25,685)	$(9,033)	$(49,861)	$(17,120)

Interest expense increased $16,652 to $25,685 during the three months ended June 30, 2014 compared to $9,033 during the three months ended June 30, 2013. Interest expense increased $32,741 to $49,861 during the six months ended June 30, 2014 compared to $17,120 during the six months ended June 30, 2013. Interest expense includes expense associated with the stated interest rate of our outstanding notes payable and accretion of the debt discount related to the BCF of our convertible promissory notes. Interest expense increased due to maintaining higher loan balances in 2014 compared to 2013. Interest expense related to the debt discount increased due to the maturation and default of certain convertible promissory notes.

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

From inception to June 30, 2014, we have incurred an accumulated deficit of $3,082,964. This loss has been incurred through a combination of intangible asset impairment of $1,341,884, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At June 30, 2014, the Company had current assets of $7,884 compared to accounts payable and accrued expenses of $100,177. During the six months ended June 30, 2014, the Company had revenue of $6,323 and loss from operations of $49,086. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $45,928 during the six months ended June 30, 2014 as compared to $52,574 during the six months ended June 30, 2013.

Net cash provided by financing activities was $42,591 during the six months ended June 30, 2014 as compared to $58,902 during the six months ended June 30, 2013.

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

As of June 30, 2014, the company owed $652,054 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this quarterly report, sixty-three (63) of the notes, totaling $575,851 in principal and accrued interest, have already matured but have not been repaid. We therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates through June 30, 2015. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note E - Promissory Notes". The Company is currently in default on $575,851 of principal and accrued interest. During the three months ended June 30, 2014, $37,829 of principle and accrued interest of notes payable matured and fell into default.

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

_____________

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

SPORTS MEDIA ENTERTAINMENT Corp.

Date: August 8, 2014	By	/s/ Brenden Garrison
Brenden Garrison, Interim Chairman, President and Chief Executive Officer (Principal Executive Officer) and Secretary

	By	/s/ Justin Frere
Justin Frere, Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)

