Form 10-Q
period 2014-09-30
Sports Media Entertainment Corp.
filed 2014-11-03
CIK 1424328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,073,750 shares of common stock, par value $0.001, were outstanding on October 31, 2014.

SPORTS MEDIA ENTERTAINMENT CORP.

FORM 10-Q

Item 1. Financial Statements.

Sports Media Entertainment Corp.

Consolidated Balance Sheets

	September 20,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash	$3,097	$6,475
Other current assets (Note B)	4,989	3,293
Total current assets	8,086	9,768

Fixed assets (Note C)	44,183	44,183
Accumulated depreciation	(42,797)	(38,648)
Net fixed assets	1,386	5,535
Total assets	$9,472	$15,303

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$98,967	$95,999
Deferred revenue	3,356	6,128
Accrued interest payable (Note E)	129,865	99,053
Promissory notes (Note E)	364,727	345,144
Convertible promissory notes (Note E)	182,511	145,200
Total Current Liabilities	779,426	691,524

Commitments and contingencies

Stockholders' Deficit (Note F)
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 20,073,750 and 21,073,750 at September 30, 2014 and December 31, 2013, respectively	20,074	21,074
Additional-paid-in-capital	2,317,124	2,286,722
Accumulated deficit	(3,107,152)	(2,984,017)
Total stockholders' deficit	(769,954)	(676,221)
Total liabilities and stockholders' deficit	$9,472	$15,303

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$1,946	$5,314	$8,269	$17,749

Operating expenses
General and administrative	8,918	11,938	48,926	75,443
Sales and marketing	6,366	5,998	19,447	20,862
Research and development	-	1,897	2,319	21,100
Total operating expenses	15,284	19,833	70,692	117,405

Loss from operations	(13,338)	(14,519)	(62,424)	(99,656)

Other Income and (Expense)
Interest expense	(10,850)	(9,357)	(60,711)	(26,477)
Total other income and expense	(10,850)	(9,357)	(60,711)	(26,477)
Earnings before taxes	(24,188)	(23,876)	(123,135)	(126,133)
Provision for income taxes	-	-	-	-
Net loss	$(24,188)	$(23,876)	$(123,135)	$(126,133)

Net (loss) per common share basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic	20,073,750	21,073,750	20,441,787	21,017,449

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.

Statement of Stockholders' Deficit

For the Nine Months Ended September 30, 2014 (Unaudited) and Year Ended December 31, 2013

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	20,923,750	20,924	2,240,119	(2,808,451)	(547,408)

Issuance of common stock to CFO	150,000	150	20,805	-	20,955
Debt discount related to the beneficial conversion feature of convertible notes	-	-	25,798	-	25,798
Net Income (Loss)	-	-	-	(175,566)	(175,566)
Balance, December 31, 2013	21,073,750	21,074	2,286,722	(2,984,017)	(676,221)

Shares returned and canceled	(1,000,000)	(1,000)	1,000	-	-
Debt discount related to the beneficial conversion feature of convertible notes	-	-	29,402	-	29,402
Net Income (Loss)	-	-	-	(123,135)	(123,135)
Balance, September 30, 2014	20,073,750	$20,074	$2,317,124	$(3,107,152)	$(769,954)

(The accompanying notes are an integral part of these financial statements)

Sports Media Entertainment Corp.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(123,135)	$(126,133)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	4,149	4,873
Compensation expense on common stock issued for services	-	20,955
Interest expense - amortization of debt discount	29,402	-
Changes in operating accounts:
Other current assets	(1,696)	3,590
Accounts payable and accrued expenses	2,968	9,691
Deferred revenue	(2,772)	(3,368)
Accrued interest	30,812	26,438
Net cash used in operating activities	(60,272)	(63,954)

Cash flows from financing activities
Proceeds from promissory notes	19,583	38,000
Proceeds from convertible promissory notes	37,311	29,402
Net cash provided by financing activities	56,894	67,402

Increase (decrease) in cash	(3,378)	3,448
Cash and cash equivalents at beginning of period	6,475	106
Cash and cash equivalents at end of period	$3,097	$3,554

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of Common Stock issued in exchange for services	$-	$20,955

(The accompanying notes are an integral part of these financial statements)

SPORTS MEDIA ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation

The unaudited financial statements of Sports Media Entertainment Corp. as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 as filed with the Securities and Exchange Commission as part of our Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

During the nine months ended September 30, 2014 the Company recognized $8,269 of revenue. However, the Company incurred a net operating loss of $123,135. The Company has negative working capital of $771,340 as of September 30, 2014.

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

NOTE B - Other Current Assets

Other current assets as of September 30, 2014 and December 31, 2013 consists of sales being held by the Company's credit card processor and is a customary business practice.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. During the nine months ended September 30, 2014, no customer accounted for more than 10% of revenue.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	September 30,	December 31,
	2014	2013
Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(42,797)	(38,648)
Fixed assets, net	$1,386	$5,535

During the three months ended September 30, 2014 and 2013, the Company recognized $1,383 and $1,656, respectively, in depreciation expense. During the nine months ended September 30, 2014 and 2013, the Company recognized $4,149 and $4,873, respectively, in depreciation expense.

NOTE D - Accounts Payable & Accrued Expenses

At September 30, 2014, accounts payable and accrued expenses totaling $98,967 consisted of $38,631 of professional services, $37,064 of R&D services and $23,272 of trade payables.

At December 31, 2013, accounts payable and accrued expenses totaling $95,999 consisted of $36,479 of professional services, $36,664 of R&D services and $22,856 of trade payables.

NOTE E - Promissory Notes

As of September 30, 2014, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$182,511	$60,501	$243,012
Non convertible promissory notes	364,727	69,364	434,091
Total	$547,238	$129,865	$677,103

As of December 31, 2013, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$145,200	$50,608	$195,808
Non convertible promissory notes	345,144	48,445	393,589
Total	$490,344	$99,053	$589,397

Convertible Promissory Notes

As of September 30, 2014, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
07/06/07	2/6/2009	Converted to stock	$-	$19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	2,948	12,948
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	7,282	32,282
03/17/11	3/17/2012	In default	15,000	4,251	19,251
04/18/11	4/18/2012	In default	15,000	4,146	19,146
05/17/11	5/17/2012	In default	10,000	2,700	12,700
06/13/11	6/13/2012	In default	7,500	1,981	9,481
06/24/11	6/24/2012	In default	2,500	654	3,154
11/15/11	11/15/2012	In default	5,000	1,151	6,151
10/29/12	10/29/2013	In default	17,400	2,673	20,073
12/12/12	12/12/2013	In default	2,000	288	2,288
12/18/12	12/18/2013	In default	1,848	264	2,112
12/18/12	12/18/2013	In default	4,550	649	5,199
01/24/13	1/24/2014	In default	7,000	942	7,942
03/18/13	3/18/2014	In default	7,402	910	8,312
04/04/13	4/4/2014	In default	15,000	1,788	16,788
02/28/14	2/28/2015	Current	15,000	704	15,704
04/08/14	4/8/2015	Current	10,850	416	11,266
06/11/14	6/11/2015	Current	3,477	85	3,562
09/30/14	9/30/2015	Current	7,984	-	7,984
Total			$182,511	$60,501	$243,012

Number of shares issuable upon exercise of the above debt at $0.05					4,860,233

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

Related to the CPN's above, during the three months ended September 30, 2014, the Company issued $7,984 of CPNs and recognized $3,519 and $2,928 during the three months ended September 30, 2014 and 2013, respectively, of interest expense related to the stated interest rate contained in the CPNs.

During the nine months ended September 30, 2014, the Company issued $37,311 of CPNs, recognized $29,402 of interest expense related to the BCF contained in CPN's falling into default and recognized $9,892 and $8,217 during the nine months ended September 30, 2014 and 2013, respectively, of interest expense related to the stated interest rate contained in the CPNs.

Non Convertible, Unsecured Promissory Notes

As of September 30, 2014, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	$2,739	$10,239
12/03/10	12/4/2011	In default	10,000	3,062	13,062
12/29/10	12/30/2011	In default	7,500	2,254	9,754
04/08/11	4/8/2012	In default	7,500	2,089	9,589
06/02/11	6/2/2012	In default	10,000	2,665	12,665
06/28/11	6/28/2012	In default	6,500	1,695	8,195
07/01/11	7/1/2012	In default	6,500	1,691	8,191
07/21/11	7/21/2012	In default	2,000	512	2,512
07/26/11	7/26/2012	In default	7,500	1,910	9,410
08/05/11	8/5/2012	In default	8,500	2,146	10,646
08/08/11	8/8/2012	In default	8,500	2,141	10,641
08/24/11	8/24/2012	In default	5,000	1,242	6,242
09/13/11	9/13/2012	In default	7,500	1,830	9,330
10/04/11	10/4/2012	In default	7,500	1,795	9,295
10/06/11	10/6/2012	In default	2,250	538	2,788
10/17/11	10/17/2012	In default	10,000	2,365	12,365
11/02/11	11/2/2012	In default	5,000	1,165	6,165
11/07/11	11/7/2012	In default	5,000	1,159	6,159
11/15/11	11/15/2012	In default	3,000	690	3,690
11/28/11	11/28/2012	In default	4,500	1,023	5,523
12/07/11	12/7/2012	In default	3,500	789	4,289
12/27/11	12/27/2012	In default	5,500	1,215	6,715
01/19/12	1/19/2013	In default	12,500	2,699	15,199
02/23/12	2/23/2013	In default	5,000	1,041	6,041
03/02/12	3/3/2013	In default	10,000	2,065	12,065
03/09/12	3/10/2013	In default	12,500	2,562	15,062
04/17/12	4/18/2013	In default	10,000	1,964	11,964
05/03/12	5/4/2013	In default	12,500	2,411	14,911
05/22/12	5/23/2013	In default	7,500	1,415	8,915
06/04/12	6/5/2013	In default	9,500	1,766	11,266
06/11/12	6/12/2013	In default	8,500	1,567	10,067
04/03/12	4/4/2013	In default	3,800	758	4,558
07/02/12	7/3/2013	In default	3,500	629	4,129
07/11/12	7/12/2013	In default	9,500	1,689	11,189
07/23/12	7/24/2013	In default	6,500	1,138	7,638
08/14/12	8/15/2013	In default	5,000	852	5,852
09/04/12	9/5/2013	In default	6,000	994	6,994
09/13/12	9/14/2013	In default	500	82	582
10/05/12	10/6/2013	In default	3,500	556	4,056
10/15/12	10/16/2013	In default	5,250	823	6,073
12/07/12	12/8/2013	In default	4,000	580	4,580
12/20/12	12/21/2013	In default	5,000	711	5,711
12/30/12	12/30/13	In default	2,879	403	3,282
02/25/13	02/25/14	In default	10,000	1,276	11,276
04/01/13	04/01/14	In default	13,500	1,619	15,119
05/01/13	05/01/14	In default	1,000	113	1,113
06/27/13	06/27/14	In default	5,000	504	5,504
08/15/13	08/15/14	In default	5,000	450	5,450
09/11/13	09/11/14	In default	3,500	295	3,795
11/12/13	11/12/14	Current	4,500	318	4,818
12/30/13	12/30/14	Current	4,500	270	4,770
12/31/13	12/31/14	Current	13,965	836	14,800
06/30/14	06/30/15	Current	13,264	267	13,531
09/30/14	09/30/15	Current	6,319	-	6,319
Total			$364,727	$69,364	$434,091

From time to time the Company has issued UPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate and no requirement for any payments prior to maturity. The Company has made no repayments of the above UPNs.

During the nine months ended September 30, 2014, the company issued $19,583 of UPNs.

During the three months ended September 30, 2014 and 2013, the Company recognized $7,227 and $6,390, respectively of interest expense related to the UPNs above.  During the nine months ended September 30, 2014 and 2013, the Company recognized $20,919 and $18,221, respectively of interest expense related to the UPNs above.

The total amount of convertible and non convertible promissory note principle and accrued interest in default was $594,349 as of September 30, 2014.

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

NOTE G - Net Loss Per Share

During the three and nine months ended September 30, 2014 and 2013, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(24,188)	$(23,876)	$(123,135)	$(126,133)

Denominator:
Weighted average number of common shares outstanding	20,073,750	21,073,750	20,441,787	21,017,449

Basic and diluted EPS	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	4,371,695	3,828,328	4,233,760	3,550,817

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

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared With the Three and Nine Months Ended September 30, 2013.

Revenue

Revenue decreased $3,368 to $1,946 during the three months ended September 30, 2014 compared to $5,314 during the three months ended September 30, 2013. Revenue decreased $9,480 to $8,269 during the nine months ended September 30, 2014 compared to $17,749 during the nine months ended September 30, 2013. The decrease in revenue is the result of fewer subscriptions due to the Software not being compatible with Windows 8.

Operating Expenses

A summary of our operating expense for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended
	September 30,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Operating expense
General and administrative	8,918	11,938	$(3,020)	-25%
Sales and marketing	6,366	5,998	368	6%
Research and development	-	1,897	(1,897)	-100%
Total operating expense	$15,284	$19,833	$(4,549)	-23%

	Nine Months Ended
	September 30,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Operating expense
General and administrative	48,926	54,488	$(5,562)	-10%
Sales and marketing	19,447	20,862	(1,415)	-7%
Research and development	2,319	21,100	(18,781)	-89%
Stock compensation	-	20,955	(20,955)
Total operating expense	$70,692	$117,405	$(46,713)	-40%

General and Administrative

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three and nine month decrease is due to cost containment as a result of decreasing sales.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs decreased slightly during the nine months ended September 30, 2014 due to efforts to contain costs.

Research and Development

Research and development (“R&D”) costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased significantly primarily due to efforts to contain costs and postpone upgrades.

Other Income (Expense)

Other income and expense for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Other Income (Expense)
Finance charges	$(104)	$(39)	$(497)	$(39)
Interest expense	(10,746)	(9,318)	(30,812)	(26,438)
Interest expense related to debt discount	-	-	(29,402)	-
Total other income (expense)	$(10,850)	$(9,357)	$(60,711)	$(26,477)

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

From inception to September 30, 2014, we have incurred an accumulated deficit of $3,107,152. This loss has been incurred through a combination of intangible asset impairment of $1,341,884, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At September 30, 2014, the Company had current assets of $8,086 compared to accounts payable and accrued expenses of $98,967. During the nine months ended September 30, 2014, the Company had revenue of $8,269 and loss from operations of $123,135. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $60,272 during the nine months ended September 30, 2014 as compared to $63,954 during the nine months ended September 30, 2013.

Net cash provided by financing activities was $56,894 during the nine months ended September 30, 2014 as compared to $67,402 during the nine months ended September 30, 2013.

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

As of September 30, 2014, the company owed $677,103 in principal and accrued interest under a series of unsecured promissory notes issued to two (2) lenders. Interest accrues on these notes at the rate of 8% per annum. The notes do not require us to make any interim interest payments. As of the date of the filing of this quarterly report, sixty-three (65) of the notes, totaling $594,349 in principal and accrued interest, have already matured but have not been repaid. We therefore are technically in default on these notes, although neither of the lenders have sent us a notice of default. The remaining notes mature at various dates through September 30, 2015. We currently do not have the resources to repay any of these notes. Failure to acquire the resources to repay these notes could result in either or both of the lenders taking legal action against us for repayment of the notes. This debt could therefore result in the company going out of business.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II -- OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note E - Promissory Notes". The Company is currently in default on $594,349 of principal and accrued interest. During the three months ended September 30, 2014, $9,245 of principle and accrued interest of notes payable matured and fell into default.

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

SPORTS MEDIA ENTERTAINMENT Corp.

Date: November 3, 2014	By:	/s/ Brenden Garrison
Brenden Garrison
Interim Chairman, President and Chief Executive Officer
(Principal Executive Officer) and Secretary

	By:	/s/ Justin Frere
Justin Frere
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

