Form 10-K
period 2014-12-31
MULTIMEDIA PLATFORMS INC.
filed 2015-03-31
CIK 1424328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-33933

MULTIMEDIA PLATFORMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0319470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 East Commercial Blvd., Suite Ph-D Fort Lauderdale, Florida Fort	33308
(Address of principal executive offices)	(Zip Code)

(954) 440-4678

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2014, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $4,582,463.

As of February 13, 2015 there were 37,213,508 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

MULTIMEDIA PLATFORMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

ITEM 1. BUSINESS

Background

Our company’s name is Multimedia Platforms, Inc. (formerly known as Sports Media Entertainment Corp. and also formerly known as Explore Anywhere Holding Corp.) (the "Company"). The Company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, the Company changed its name to PorFavor Corp. From inception until March 2010, we operated as a broker of structural wood materials. In March 2010, the Company identified a target company in the area of computer monitoring software, known as ExploreAnywhere Inc. On February 4, 2011, ExploreAnywhere Inc. and its shareholders closed a Share Exchange Agreement with the Company The merger was accounted for as a purchase. Explore Anywhere, Inc. became a wholly-owned subsidiary of Explore Anywhere Holding Corporation and is engaged in the business of selling computer monitoring software.

On December 24, 2013, the Company changed its name to Sports Media Entertainment Corp. in anticipation of a future merger and in order for the Company name to more closely reflect the nature of the anticipated business activities. The anticipated merger was not consummated.

On January 9, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), between and among the Company and Multimedia Platforms, LLC, a Florida Limited Liability Corporation ("MMP"), all the members of MMP (the "Members"), Harrison Holdings, LLC and Amalfi Coast Capital (collectively, the "Debt Holders"). Pursuant to the Share Exchange Agreement, the Registrant (i) issued to the Debt Holders a total of 4,000,000 shares of Series B Convertible Preferred stock in exchange for all the indebtedness of the Company totaling approximately $677,000 as of September 30, 2014; and (ii) issued 21,320,832 shares of common stock and 34,390,199 shares of Series A Convertible Preferred stock to the Members in exchange for 100% of the Members interest in MMP. The aforementioned share issuances will be on a post-split basis and represents 93.4% of the post-closing issued and outstanding common stock of the Registrant. Since the closing of the Share Exchange Agreement, the Company appointed new Officers and Directors, changed its name to Multimedia Platforms Inc. and executed a 1:30 ((one-for-thirty) reverse-split of its common stock effective January 16, 2015.

The Financial Statements under item 8 to this annual report do not include the Balance Sheets, Statements of Operations, Changes in Shareholders Equity or Cash Flows of Multimedia Platforms LLC.

Business

During 2014 and 2013, the Company sold computer monitoring software products, Spybuddy 2013 and Keylogger PRO 2013 (collectively, the "Software"). the Software allows users to secretly monitor and record all areas of a PC, tracking every action down to the last keystroke and the last file deleted. The Software is compatible with the Windows XP, Vista, and 7.

Software is sold on a subscription basis with an upfront, one-year license fee. Spybuddy 2013 is offered at $69.99 and Keylogger PRO 2013 is offered at $39.99. The Company offers a 7 day satisfaction guarantee or a full refund.

Over the past year revenue has declined due to greater competition, the Software's incompatibility with Windows 8 and our inability to raise additional capital to further develop the Software. As a result the Company entered into the Share Exchange Agreement with Multimedia Platforms, LLC.

Multimedia Platforms, LLC is based in Fort Lauderdale and is a Content Delivery Multimedia Technology Publishing Company. With over 50 years of combined publishing experience in both national and regional publications, MMP has developed a technology suite that serves the needs of online and print publishers and their advertisers. To date, MMP has developed two global online platforms, produces 2 regional print publications and has existing revenue.

Employees

As of December 31, 2014, the Company had no full-time employees. The Company utilizes contract labor as needed.

ITEM 2. PROPERTIES

The Company does not own any property or real estate. The Company operates virtually and utilizes an executive office provided by Regus for approximately $80 per month. Following the change to Multimedia Platforms Inc.,the Company has offices provided by a related party.

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

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$9.00	$6.00
Second Quarter	$9.00	$6.00
Third Quarter	$6.90	$4.80
Fourth Quarter	$5.10	$1.80

Fiscal Year Ended December 31, 2013
First Quarter	$5.10	$3.90
Second Quarter	$9.90	$4.50
Third Quarter	$10.50	$5.70
Fourth Quarter	$9.60	$5.10

All stock prices reflect the one-for-thirty reverse stock split effective as of January 16, 2015.

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

Holders

As of February 13, 2015, 37,213,508 shares of common stock are issued and outstanding. There are approximately 52 stockholders of record of our common stock. A majority of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On December 17, 2014, the Company issued 833,333 shares of restricted common stock to Timothy Hart, Interim Chairman and Interim Chief Executive officer, Chief Financial Officer and Secretary, in exchange for services and valued at $1,875,000 representing a 25% discount to the closing price of our common stock on the date of issuance due to the restriction and thinly traded nature of our common stock. The Company recorded expense of $558,516 and prepaid expense of $1,316,484 as of December 31, 2014.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Multimedia Platforms, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

Results of Operations

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Revenue

Revenue decreased $13,043 to $9,543 during the year ended December 31, 2014 compared to $22,586 during the year ended December 31, 2013. The decrease in revenue is the result of decreasing sales of our products as a result of the Company's inability to finance the cost of developing Windows 8 compatible products.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2014 and 2013 follows:

	Year Ended
	December 31,		Increase /
	2014	2013	(Decrease)
Operating expense
General and administrative	59,266	70,390	$(11,124)
Sales and marketing	19,830	21,978	(2,148)
Research and development	2,319	23,080	(20,761)
Stock compensation	558,516	20,955	537,561
Total operating expense	$639,931	$136,403	$503,528

General and Administrative

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $11,124 year-over-year decrease is due to a reduction in all costs as a result of the Company's inability to secure the financing necessary to update its products and increase business activities.

Sales and Marketing

Sales and marketing costs include costs to promote our products primarily via online methods. These costs decreased $2,148 from 2013 to 2014 primarily due to efforts to contain costs.

Research and Development

Research and development (“R&D”) costs represent direct costs incurred in our efforts to maintain continuous development of the Spybuddy and Keylogger PRO products. These costs decreased $20,761 from 2013 to 2014 primarily due to efforts to contain costs.

Other Income (Expense)

Interest expense increased $9,997 to $71,746 during the year ended December 31, 2014 compared to $61,749 during the year ended December 31, 2013. Interest expense includes accretion of the debt discount associated with the beneficial conversion feature of our convertible promissory notes. During 2014, the Company recognized accretion of $29,402 compared to $25,798 during 2013. The 2014 increase over 2013 is due to a $6,393 increase in interest expense related to our outstanding debt as a result of maintaining higher balances compared to the prior year; and $3,604 increase in amortization of debt discount compared to 2013.

Liquidity and Capital Resources

From inception to December 31, 2014, we have incurred an accumulated deficit of $5,002,635. This loss has been incurred through a combination intangible asset impairment, stock compensation, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses. At December 31, 2014, the Company had current assets of $6,900 compared to accounts payable and accrued expenses of $107,310. During the year ended December 31, 2014, the Company had revenue of $9,543 and net loss of $702,134. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. As a result, We intend to effect a business combination with an existing, privately held company.

Net cash used by operating activities was $61,066 during the year ended December 31, 2014 as compared to $83,998 during the year ended December 31, 2013.

Net cash provided by financing activities was $56,894 during the year ended December 31, 2014 as compared to $90,367 during the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note A of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multimedia Platforms, Inc. (formerly known as Sports Media Entertainment Group)

We have audited the accompanying balance sheets of Multimedia Platforms, Inc. (formerly known as Sports Media Entertainment Group) (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Multimedia Platforms, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Platforms, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company

Concord, California

February 24, 2015

Multimedia Platforms, Inc.

(fka Sports Media Entertainment Corp.)

Balance Sheets

	December 31,
	2014	2013

Assets
Current Assets
Cash	$2,303	$6,475
Other current assets	1,321,081	3,293
Total current assets	1,323,384	9,768

Fixed assets	44,183	44,183
Accumulated depreciation	(44,183)	(38,648)
Net fixed assets	-	5,535
Total assets	$1,323,384	$15,303

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses	$107,310	$95,999
Deferred revenue	1,889	6,128
Accrued interest payable	140,900	99,053
Promissory notes	364,727	345,144
Convertible promissory notes	182,511	145,200
Total Current Liabilities	797,337	691,524

Commitments and contingencies

Stockholders' Deficit
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 1,502,477 and 702,458 at December 31, 2014 and 2013, respectively.	1,502	702
Additional-paid-in-capital	4,210,696	2,307,094
Accumulated deficit	(3,686,151)	(2,984,017)
Total stockholders' deficit	526,047	(676,221)
Total liabilities and stockholders' deficit	$1,323,384	$15,303

(The accompanying notes are an integral part of these financial statements)

Multimedia Platforms, Inc.

(fka Sports Media Entertainment Corp.)

Statements of Operations

For the Years Ended December 31, 2014 and 2013

	Years Ended
	December 31,
	2014	2013

Revenue	$9,543	$22,586

Operating expenses
General and administrative	617,782	91,345
Sales and marketing	19,830	21,978
Research and development	2,319	23,080
Total operating expenses	639,931	136,403

Loss from operations	(630,388)	(113,817)

Other Income and (Expense)
Interest expense	(71,746)	(61,749)
Total other income and expense	(71,746)	(61,749)
Earnings before taxes	(702,134)	(175,566)
Provision for income taxes	-	-
Net loss	$(702,134)	$(175,566)

Net (loss) per common share basic	$(0.99)	$(0.25)
Weighted average common shares outstanding basic	710,221	701,061

(The accompanying notes are an integral part of these financial statements)

Multimedia Platforms, Inc.

(fka Sports Media Entertainment Corp.)

Statement of Stockholders' Deficit

For the Years Ended December 31, 2014 and 2013

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	697,458	697	2,260,346	(2,808,451)	(547,408)

Issuance of common stock for services	5,000	5	20,950	-	20,955
Debt discount related to the beneficial conversion feature of convertible notes	-	-	25,798	-	25,798
Net Income (Loss)	-	-	-	(175,566)	(175,566)
Balance, December 31, 2013	702,458	702	2,307,094	(2,984,017)	(676,221)

Shares issued to Chief Executive Officer	833,333	833	1874167	-	1,875,000
Shares returned and canceled	(33,333)	(33)	33	-	-
Debt discount related to the beneficial conversion feature of convertible notes	-	-	29,402	-	29,402
1:30 reverse stock split adjustment	19	-	-	-	-
Net Income (Loss)	-	-	-	(702,134)	(702,134)
Balance, December 31, 2014	1,502,477	$1,502	$4,210,696	$(3,686,151)	$526,047

(The accompanying notes are an integral part of these financial statements)

Multimedia Platforms, Inc.

(fka Sports Media Entertainment Corp.)

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	Years Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(702,134)	$(175,566)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	5,535	6,256
Compensation expense on common stock issued for services	558,516	20,955
Interest expense - amortization of debt discount	29,402	25,798
Changes in operating accounts:
Other current assets	(1,304)	3,660
Accounts payable and accrued expenses	11,311	5,932
Deferred revenue	(4,239)	(6,944)
Accrued interest	41,847	35,911
Net cash used in operating activities	(61,066)	(83,998)

Cash flows from financing activities
Proceeds from promissory notes	19,583	60,965
Proceeds from convertible promissory notes	37,311	29,402
Net cash provided by financing activities	56,894	90,367

Increase (decrease) in cash	(4,172)	6,369
Cash and cash equivalents at beginning of period	6,475	106
Cash and cash equivalents at end of period	$2,303	$6,475

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of Common Stock issued in exchange for services	$558,516	$20,955

(The accompanying notes are an integral part of these financial statements)

MULTIMEDIA PLATFORMS, INC.

(formerly known as SPORTS MEDIA ENTERTAINMENT GROUP)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE A - Organization, Going Concern and Summary of Significant Accounting Policies

Organization

Our company’s name is Multimedia Platforms, Inc. (formerly known as Sports Media Entertainment Corp. and also formerly known as Explore Anywhere Holding Corp.) (the "Company"). The Company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, the Company changed its name to PorFavor Corp. From inception until March 2010, we operated as a broker of structural wood materials. Then, our former CEO/President fell ill and the wood business deteriorated. As a result, the Company decided to change its business focus and look for other opportunities. In March 2010, the Company identified a target company in the area of computer monitoring software, known as ExploreAnywhere Inc. On February 4, 2011, ExploreAnywhere Inc. and its shareholders closed a Share Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of ExploreAnywhere Inc. from its shareholders in exchange for 87,125 shares of the Company's common stock with a fair market value of $1,163,120. The merger was accounted for as a purchase. Explore Anywhere, Inc. became a wholly-owned subsidiary of Explore Anywhere Holding Corporation engaged in the business of selling computer monitoring software, specializing in offering computer monitoring solutions for parents, corporations and educational facilities under the ExploreAnywhere name.

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

During the year ended December 31, 2014 the Company recognized $9,543 of revenue. However, the Company incurred a net loss of $702,134. The Company has negative working capital of $790,437 as of December 31, 2014.

Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations. The Company plans to mitigate the going concern by effecting a business combination with an existing, privately held company. In the event the business combination does not close, management may seek other business opportunities and/or raise additional capital through future public or private offerings of the stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Summary of Significant Accounting Policies

Accounting Estimates

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Revenue Recognition

Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. All our revenue during 2014 and 2013 was delivered via internet download. There is no technical support or warranty associated with the sale of our software. If customers have any problems with its software that cannot be easily resolved, the Company will fully refund the price. Revenue is recognized ratably over the one year subscription term of each sale adjusted accordingly for refunds. Unrecognized income is recorded as a liability under deferred revenue on our balance sheet.

Cost of Goods Sold

Cost of Goods Sold includes all software consulting costs, packaging & cases, licensing, and customer charge back, and those indirect costs related to software production. Selling, general and administrative costs are charged to expense as incurred.

Sales and marketing costs

Sales and marketing expenses include advertising expenses, commissions and SEO expenses. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred. For the year ended December 31, 2014 and 2013, the Company incurred $19,830 and $21,978, respectively, in marketing and advertising expense.

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

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “NOTE F - Net Loss Per Share” for further discussion.

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its financial statements.

NOTE B - Other Current Assets

Other current assets as of December 31, 2014 and 2013 consists of $4,597 of sales being held by the Company's credit card processor and is a customary business practice, and $1,316,484 related to the 833,333 issuance of common stock to Mr. Hart, Interim Chairman and Interim Chief Executive officer, Chief Financial Officer and Secretary on December 17, 2014.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. At December 31, 2014, no customer accounted for more than 10% of revenue.

NOTE C - Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2014	2013
Computers and office equipment	$29,818	$29,818
Software	14,365	14,365
Total fixed assets	44,183	44,183
Accumulated depreciation	(44,183)	(38,648)
Fixed assets, net	$-	$5,535

During the years ended December 31, 2014 and 2013, the Company recognized $5,535 and $6,256, respectively, in depreciation expense.

NOTE D - Promissory Notes

As of December 31, 2014, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$182,511	$64,181	$246,692
Non convertible promissory notes	364,727	76,719	441,446
Total	$547,238	$140,900	$688,138

As of December 31, 2013, the Company had the following notes payable:

	Principle	Accrued Interest	Total
Convertible promissory notes	$145,200	$50,608	$195,808
Non convertible promissory notes	345,144	48,445	393,589
Total	$490,344	$99,053	$589,397

Convertible Promissory Notes

As of December 31, 2014, the Company had outstanding the following convertible promissory notes ("CPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
07/06/07	2/6/2009	Converted to stock	$-	$19,452	$19,452
03/23/10	3/24/2011	Converted to stock	-	4,460	4,460
01/24/11	1/25/2012	In default	10,000	3,150	13,150
01/28/11	1/29/2012	Converted to stock	-	2,756	2,756
02/09/11	2/10/2012	In default	25,000	7,786	32,786
03/17/11	3/17/2012	In default	15,000	4,553	19,553
04/18/11	4/18/2012	In default	15,000	4,448	19,448
05/17/11	5/17/2012	In default	10,000	2,902	12,902
06/13/11	6/13/2012	In default	7,500	2,132	9,632
06/24/11	6/24/2012	In default	2,500	705	3,205
11/15/11	11/15/2012	In default	5,000	1,252	6,252
10/29/12	10/29/2013	In default	17,400	3,024	20,424
12/12/12	12/12/2013	In default	2,000	328	2,328
12/18/12	12/18/2013	In default	1,848	301	2,149
12/18/12	12/18/2013	In default	4,550	741	5,291
01/24/13	1/24/2014	In default	7,000	1,083	8,083
03/18/13	3/18/2014	In default	7,402	1,059	8,461
04/04/13	4/4/2014	In default	15,000	2,091	17,091
02/28/14	2/28/2015	Current	15,000	1,006	16,006
04/08/14	4/8/2015	Current	10,850	635	11,485
06/11/14	6/11/2015	Current	3,477	155	3,632
09/30/14	9/30/2015	Current	7,984	162	8,146
Total			$182,511	$64,181	$246,692

Number of shares issuable upon exercise of the above debt at $0.05					4,933,840

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

Related to the CPN's above, during the year ended December 31, 2014, the Company:

1.	Issued $37,311 of CPNs

2.	Recognized $29,402 of interest expense related to the BCF contained in CPN's falling into default during 2012.

3.	Recognized $13,573 of interest expense related to the stated interest rate contained in the CPNs

Related to the CPN's above, during the year ended December 31, 2013, the Company:

1.	Issued $29,402 of CPNs

2.	Recognized $25,798 of interest expense related to the BCF contained in CPN's falling into default during 2013.

3.	Recognized $11,145 of interest expense related to the stated interest rate contained in the CPNs

Non Convertible, Unsecured Promissory Notes

As of December 31, 2014, the Company had outstanding the following non convertible, unsecured promissory notes ("UPNs"):

Date of:				Accrued	Total
Issuance	Maturity	Status	Principle	Interest	Outstanding
03/09/10	3/31/2011	In default	$7,500	$2,890	$10,390
12/03/10	12/4/2011	In default	10,000	3,264	13,264
12/29/10	12/30/2011	In default	7,500	2,405	9,905
04/08/11	4/8/2012	In default	7,500	2,241	9,741
06/02/11	6/2/2012	In default	10,000	2,867	12,867
06/28/11	6/28/2012	In default	6,500	1,826	8,326
07/01/11	7/1/2012	In default	6,500	1,822	8,322
07/21/11	7/21/2012	In default	2,000	552	2,552
07/26/11	7/26/2012	In default	7,500	2,061	9,561
08/05/11	8/5/2012	In default	8,500	2,318	10,818
08/08/11	8/8/2012	In default	8,500	2,312	10,812
08/24/11	8/24/2012	In default	5,000	1,342	6,342
09/13/11	9/13/2012	In default	7,500	1,981	9,481
10/04/11	10/4/2012	In default	7,500	1,946	9,446
10/06/11	10/6/2012	In default	2,250	583	2,833
10/17/11	10/17/2012	In default	10,000	2,567	12,567
11/02/11	11/2/2012	In default	5,000	1,266	6,266
11/07/11	11/7/2012	In default	5,000	1,260	6,260
11/15/11	11/15/2012	In default	3,000	751	3,751
11/28/11	11/28/2012	In default	4,500	1,114	5,614
12/07/11	12/7/2012	In default	3,500	859	4,359
12/27/11	12/27/2012	In default	5,500	1,326	6,826
01/19/12	1/19/2013	In default	12,500	2,951	15,451
02/23/12	2/23/2013	In default	5,000	1,142	6,142
03/02/12	3/3/2013	In default	10,000	2,266	12,266
03/09/12	3/10/2013	In default	12,500	2,814	15,314
04/17/12	4/18/2013	In default	10,000	2,165	12,165
05/03/12	5/4/2013	In default	12,500	2,663	15,163
05/22/12	5/23/2013	In default	7,500	1,567	9,067
06/04/12	6/5/2013	In default	9,500	1,957	11,457
06/11/12	6/12/2013	In default	8,500	1,738	10,238
04/03/12	4/4/2013	In default	3,800	835	4,635
07/02/12	7/3/2013	In default	3,500	700	4,200
07/11/12	7/12/2013	In default	9,500	1,880	11,380
07/23/12	7/24/2013	In default	6,500	1,269	7,769
08/14/12	8/15/2013	In default	5,000	952	5,952
09/04/12	9/5/2013	In default	6,000	1,115	7,115
09/13/12	9/14/2013	In default	500	92	592
10/05/12	10/6/2013	In default	3,500	627	4,127
10/15/12	10/16/2013	In default	5,250	929	6,179
12/07/12	12/8/2013	In default	4,000	661	4,661
12/20/12	12/21/2013	In default	5,000	812	5,812
12/30/12	12/30/2013	In default	2,879	461	3,340
02/25/13	02/25/2014	In default	10,000	1,477	11,477
04/01/13	04/01/2014	In default	13,500	1,891	15,391
05/01/13	05/01/2014	In default	1,000	133	1,133
06/27/13	06/27/2014	In default	5,000	605	5,605
08/15/13	08/15/2014	In default	5,000	551	5,551
09/11/13	09/11/2014	In default	3,500	365	3,865
11/12/13	11/12/2014	Current	4,500	408	4,908
12/30/13	12/30/2014	Current	4,500	361	4,861
12/31/13	12/31/2014	Current	13,965	1,117	15,082
06/30/14	06/30/2015	Current	13,264	535	13,799
09/30/14	09/30/2015	Current	6,319	127	6,446
Total			$364,727	$76,719	$441,446

From time to time the Company has issued UPNs all with identical terms, including a maturity date one year from the date of issuance, eight percent (8%) per annum interest rate and no requirement for any payments prior to maturity. The Company has made no repayments of the above UPNs.

During the year ended December 31, 2014 and 2013 the company issued $19,583 and $60,965, respectively of UPNs. Also during 2014 and 2013, the Company recognized $28,274 and $24,766, respectively of interest expense related to the UPNs above.

The total amount of convertible and non convertible promissory note principle and accrued interest in default was $618,737 as of December 31, 2014.

NOTE E - Stockholder's Equity

On December 17, 2014, the Company issued 833,333 shares of restricted common stock to Timothy Hart, Interim Chairman and Interim Chief Executive officer, Chief Financial Officer and Secretary, in exchange for services and valued at $1,875,000 representing a 25% discount to the closing price of our common stock on the date of issuance due to the restriction and thinly traded nature of our common stock. The Company recorded expense of $558,516 and prepaid expense of $1,316,484 as of December 31, 2014. As a result of this issuance, Mr. Hart held 55.5% of the issued and outstanding common stock of the Company, or 833,333 of a total of 1,502,477 shares outstanding on a post-split basis.

On April 12, 2013, the Company issued 5,000 shares of restricted common stock to its former CFO pursuant to his employment agreement. The shares were valued at the market price of our common stock on the date of issuance and related expense of $20,955 recognized.

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement (the "Award") with its now former President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue 33,333 shares of its common stock to Mr. Hammond. The Award was subject to a substantial risk of forfeiture and vests only upon the realization of significantly greater revenues whereby for every $1,000,000 in revenue recognized, 20% or 6,667 shares vest. On April 10, 2014, Mr. Hammond returned said shares to the treasury and their issuance has been canceled. The Company recorded the original issuance and subsequent return at par value.

NOTE F - Net Loss Per Share

During the years ended December 31, 2014 and 2013, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,
	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(702,134)	$(175,566)

Denominator:
Weighted average number of common shares outstanding	710,221	701,061

Basic and diluted EPS	$(0.99)	$(0.25)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	150,773	109,108

NOTE G - Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,788,081	$1,647,112
Statutory tax rate	34%	34%
Gross deferred tax assets	607,948	560,018
Valuation allowance	(607,948)	(560,018)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $607,948 and $560,018, respectively. The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of $47,930. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2014, of $approximately 1,788,081, which, subject to limitations of Internal Revenue Code Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2026 through 2032.

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

As of December 31, 2014 and 2013, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

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

On December 17, 2014, the Company issued 833,333 shares of restricted common stock to Timothy Hart, Interim Chairman and Interim Chief Executive officer, Chief Financial Officer and Secretary, See “NOTE E - Stockholder's Equity” for more information.

On April 12, 2013, the Company issued 5,000 shares of restricted common stock to its former CFO pursuant to his employment agreement. The shares were valued at the market price of our common stock on the date of issuance and related expense of $20,955 recognized.

On June 18, 2012, the Board of Directors entered into a Restricted Stock Award Agreement (the "Award") with its now former President and CEO, Bryan Hammond, pursuant to which the Company agreed to issue 33,333 shares of its common stock to Mr. Hammond. The Award was subject to a substantial risk of forfeiture and vests only upon the realization of significantly greater revenues whereby for every $1,000,000 in revenue recognized, 20% or 6,667 shares vest. On April 10, 2014, Mr. Hammond returned said shares to the treasury and their issuance has been canceled. The Company recorded the original issuance and subsequent return at par value.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE I - Subsequent Events

On January 9, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), between and among the Company and Multimedia Platforms, LLC, a Florida Limited Liability Corporation ("MMP"), all the members of MMP (the "Members"), Harrison Holdings, LLC and Amalfi Coast Capital (collectively, the "Debt Holders"). Pursuant to the Share Exchange Agreement, the Registrant (i) will issue to the Debt Holders a total of 4,000,000 shares of Series B Convertible Preferred stock in exchange for all the indebtedness of the Company as described above under NOTE D - Promissory Notes above; and (ii) issue 21,320,832 shares of common stock and 34,390,199 shares of Series A Convertible Preferred stock to the Members in exchange for 100% of the Members interest in MMP. The aforementioned share issuances will be on a post-split basis (the Company effected a one-for-thirty reverse stock split which became effective on January 16, 2015) and represents 93.4% of the post-closing issued and outstanding common stock of the Registrant. On February 2, 1015, the Company issued 33,994,168 shares of common stock pursuant to the Share Exchange Agreement. The common stock issued was in excess of the common stock to be issued per the Share Exchange Agreement by an additional 12,673,336 which represents a like number of Series A Convertible Preferred stock which will not be issued.

On January 16, 2015, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment and Certificate of Change (collectively, the “Amendments”) with the Secretary of State of Nevada. As a result of the Amendments, the Company (i) changed its name to Multi Media Platforms, Inc., (ii) authorized a 1:30 (one-for-thirty) reverse-split of its issued and authorized common shares, (iii) authorized 40,000,000 Series A Preferred Stock, par value $0.001, and (iv) authorized 4,000,000 Series B Preferred Stock, par value $0.001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this annual report was filed.

Name	Age	Current Position With Us	Director or Officer Since
Timothy S. Hart, CPA	56	Interim Chairman, Interim Chief Executive Treasurer and Secretary	November 14, 2014 (1)

(1) Mr. Hart was appointed our Interim Chairmand and Interim Chief Executive Officer following the resignation of Brenden Garrison from such positions on November 14, 2014 and as Chief Financial Officer following the resignation of Justin Frere on November 20, 2014.

Former Officers and Directors

Bryan Hammond our Director and Chief Executive Officer since March 23, 2010 resigned on January 9, 2014. Brenden Garrison, our Director and Chief Executive Officer since January 9, 2014, resigned from such position on November 14, 2014. Justin Frere, our Chief Financial Officer and Treasurer since March 23, 2013 resigned from such positions on November 20, 2014.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Timothy S. Hart, CPA

Mr. Hart has over thirty years of accounting and finance experience including 10 years with KPMG. Most recently, Mr. Hart expanded his private practice to form R3 Accounting LLC. Mr. Hart has extensive experience dealing with SEC and other regulatory matters, such as initial and secondary public offerings, private placements, formulating responses to various SEC inquiries, compliance with SEC reporting requirements, dealing with banks, private investors and investment bankers in obtaining debt and/or equity financing, and appearing before the IRS representing clients on IRS audits. He also has widespread experience with mergers and acquisitions, including transactional documentation, back and front office systems implementations for small to medium sized businesses, business consulting with small public and private companies and their executives and various other accounting, finance and tax services. Mr. Hart holds a bachelors degree in Accountancy, Economics and Business Administration from Thomas More College, and has been a certified public accountant since 1984. He is also former Chairman of the Chamber of Commerce for Oakland Park/Wilton Manor.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than 10% shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Timothy S. Hart – Interim Chairman, Interim CEO, Treasurer and Secretary	1	1	1

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Interim Chief Executive Officer, Timothy Hart, 2929 East Commercial Blvd., Suite Ph-D Fort Lauderdale, Florida 33308, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Multimedia Platforms, Inc. Attention: Timothy Hart, 2929 East Commercial Blvd., Suite Ph-D Fort Lauderdale, Florida 33308. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy S. Hart (1), Interim Chairman, Interim Chief Executive Officer, Treasurer and Secretary	2014	-	-	-	$1,875,000	$1,875,000

Bryan Hammond,	2014	-	-	-	-	-
Former Chairman, President,	2013	-	-	-	-	-
Chief Executive Officer and Secretary	2012	-	-	-	-	-

Justin Frere, Former CFO (2)	2014	$18,518	-	-	-	$18,815
	2013	$26,535	-	-	$20,955	$47,490

Khris Thetsy, Former CFO	2012	$15,350	-	-	-	$15,350
	2011	$25,110	-	-	-	$25,110

(1) Mr. Hart does not currently draw a salary or have an employment agreement. Mr. Hart was awarded 25,000,000 shares of common stock on December 17, 2014.

(2) Mr. Frere was hired on March 21, 2013 pursuant to an employment agreement. The term of the employment agreement is one year with a one year automatic renewal, and provided for the issuance of 5,000 restricted shares of common stock valued at $20,955. Mr. Frere resigned on November 20, 2014.

Outstanding Equity Awards as Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

No compensation has been paid to date by the Company to any non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date this annual report was filed by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Preferred Stock		Preferred Stock		Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class (2)	Number of shares Beneficially Owned (2)	% of Class (2)	Number of shares Beneficially Owned (2)	% of Class (2)
Directors and Officers
Timothy S. Hart (3)					8,035,116	21.6%

5% shareholders
Neil Swartz (4)					7,201,783	19.4%
Robert Blair	20,000,000	100.0%			7,212,699	19.4%
Brian Neal					2,900,000	7.8%
Amalfi Coast Capital			1,435,598	35.9%
Harrison Holdings, LLC			2,564,402	64.1%	1,699,106	4.6%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company preferred stock and common stock. Except as indicated the address of each beneficial owner is 2929 East Commercial Blvd., Suite Ph-D, Fort Lauderdale, Florida 33308.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 37,213,508 shares of Common Stock, 20,000,000 shares of Series A Convertible Preferred Stock and 4,000,000 shares of Series B Convertible Preferred Stock issued and outstanding on a fully diluted basis as of the filing date of this annual report. Each share of convertible preferred stock is convertible into one share of common stock. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 6,405,355 common shares held directly by Mr. Hart and 1,629,761 common shares held by TBG Holdings Corporation which Mr. Hart is the Chief Financial Officer. In such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of February 13, 2015, based upon the review of our transfer records as of said date.

(4) Includes 5,572,022 common shares held directly by Mr. Swartz and 1,629,761 common shares held by TBG Holdings Corporation which Mr. Swartz is the Chief Executive Officer. In such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of February 13, 2015, based upon the review of our transfer records as of said date.

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

On December 17, 2014, the Company issued 833,333 shares of restricted common stock to Timothy Hart, Interim Chairman and Interim Chief Executive officer, Chief Financial Officer and Secretary, in exchange for services and valued at $1,875,000 representing a 25% discount to the closing price of our common stock on the date of issuance due to the restriction and thinly traded nature of our common stock. The Company recorded expense of $558,516 and prepaid expense of $1,316,484 as of December 31, 2014. As a result of this issuance, Mr. Hart held 55.5% of the issued and outstanding common stock of the Company, or 833,333 of a total of 1,502,477 shares outstanding on a post-split basis.

For related party transactions that do not exceed $120,000 please see “Note H - Related Party Transactions” in the notes to the financial statements included in this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Bedinger & Company currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2014 and 2013. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

Audit Fees

The aggregate fees billed by Bedinger & Company for professional services rendered for the audit of our annual financial statements for 2014 and 2013 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $25,969 and $17,500, respectively.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended December 31, 2014 or 2013. The Company prepares their tax returns internally.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2014 and 2013

•	Statements of Operations for the years ended December 31, 2014 and 2013

•	Statements of Stockholders’ Deficit For the Years Ended December 31, 2014 and 2013

•	Statements of Cash Flows for the years ended December 31, 2014 and 2013

•	Notes to Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multimedia Platforms, Inc. (Registrant)

March 31, 2015	By:	/s/ Timothy S. Hart
Timothy S. Hart
Interim Chief Executive Officer, President, Treasurer and Director
(Principal Executive Officer and Principle Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Interim Chief Executive Officer, President, Treasurer and Director	March 31, 2015
Timothy S. Hart	and Director (Principal Executive Officer and Principle Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008).

3.2	By Laws. (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008).

3.3

Certificate of Amendment to the Articles of Incorporation changing name from Sports Media Entertainment Corp. to Multimedia Platforms, Inc. (Incorporated by reference from exhibit 3.2 to the Form 8-K filed on January 23, 2015).

3.4

Certificate of Change to the Articles of Incorporation relating to the authorized shares of common stock and the one-for-thirty reverse stock split (Incorporated by reference from exhibit 3.1 to the Form 8-K filed on January 23, 2015).

3.5

Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State, effective January 19, 2015 (Incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2015).

3.6

Certificate of Designation of Series B Convertible Preferred Stock as filed with the Nevada Secretary of State, effective January 19, 2015 (Incorporated by reference from Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2015).

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

10.4

Share Exchange Agreement dated December 19, 2014 between Sports Media Entertainment Corp., Multimedia Platforms, LLC ("MMP"), all the members of MMP, Harrison Holdings, LLC and Amalfi Coast Capital (Incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2015).

31.1*

Certification of Principal Executive Officer and Principle Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

*Filed herewith

