Form 10-Q
period 2015-03-31
MULTIMEDIA PLATFORMS INC.
filed 2015-05-27
CIK 1424328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-33933

MULTIMEDIA PLATFORMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0319470
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2929 East Commercial Blvd, Suite Ph-D Fort Lauderdale, FL	33308
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,345,653 shares of common stock, par value $0.001, were outstanding on May 13, 2015.

Multimedia Platforms, Inc.

FORM 10-Q

Item 1. Financial Statements.

Multimedia Platforms, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$335,963	$9,232
Accounts receivable	105,030	38,866
Other current assets	5,985	1,321,081
Total current assets	446,978	1,369,179

Property and equipment, net of accumulated depreciation of $874	25,329	-
Goodwill	750,000	-
Total assets	$1,222,307	$1,369,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable & accrued expenses	$86,698	$211,471
Deferred revenue	-	1,889
Line of credit	60,665	-
Loan payable - related party	123,675	116,175
Due to related parties	160,700	195,575
Accrued interest payable	26,211	140,900
Promissory notes	-	364,727
Convertible promissory notes	-	182,511
Total current liabilities	457,949	1,213,248

Long-term liabilities
Convertible promissory notes, net of discount of $539,715	10,285	-
Loan	21,587	-
Total long-term liabilities	31,872	-
TOTAL LIABILITIES	489,821	1,213,248

Stockholders' equity
Series A Preferred stock, $0.001 par value 40,000,000 shares authorized; issued and outstanding 27,212,694 and 0 at March 31, 2015 and December 31, 2014, respectively.	27,213	-
Series B Preferred stock, $0.001 par value 4,000,000 shares authorized; issued and outstanding 4,000,000 and 0 at March 31, 2015 and December 31, 2014, respectively.	4,000	-
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 35,142,853 and 30,748,969 at March 31, 2015 and December 31, 2014, respectively.	35,142	30,749
Additional-paid-in-capital	4,999,910	495,298
Accumulated (deficit)	(4,333,779)	(370,116)
Total stockholders' equity	732,486	155,931
Total liabilities and stockholders' equity	$1,222,307	$1,369,179

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

	Three months Ended
	March 31,
	2015	2014

Income
Net Revenue	$189,635	$146,532
Cost of sales	116,976	59,891
Gross profit	72,659	86,641

Operating expenses
General and administrative	1,209,955	95,470
Sales and marketing	60,037	12,380
Goodwill impairment	2,729,834
Total operating expenses	3,999,826	107,850

Loss from operations	(3,927,167)	(21,209)

Other Income and (Expense)
Interest expense	(26,211)	-
Amortization of debt discount	(10,285)	-
Total non-operating expense	(36,496)	-
Earnings before taxes	(3,963,663)	(21,209)
Provision for income taxes	-	-
Net loss	$(3,963,663)	$(21,209)

Net (loss) per common share basic	$(0.12)	$(0.00)
Weighted average common shares outstanding basic	32,482,799	30,748,969

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2015

							Additional paid-in Capital		Total Stockholders' Equity
	Preferred Stock Series A		Preferred Stock Series B		Common Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount		Deficit

Balance, December 31, 2014	-	$-	-	$-	30,748,969	$30,749	$495,298	$(370,116)	$155,931

Shares issued in Merger	27,212,694	27,213	4,000,000	4,000	1,502,477	1,502	(610,908)	-	(578,193)
Funds reclassified to equity from liabilities for Merger shares issued	-	-	-	-	-	-	138,874	-	138,874
Shares issued for Columbia Funmap, Inc. acquisition	-	-	-	-	2,252,250	2,252	3,455,236	-	3,457,488
Shares issued in exchange for services	-	-	-	-	639,157	639	971,410	-	972,049
Discount on convertible promissory note due to detachable warrants	-	-	-	-	-	-	446,067	-	446,067
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	-	-	103,933	-	103,933
Net Income (Loss)	-	-	-	-	-	-	-	(3,963,663)	(3,963,663)
Balance, March 31, 2015	27,212,694	$27,213	4,000,000	$4,000	35,142,853	$35,142	$4,999,910	$(4,333,779)	$732,486

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,963,663)	$(21,209)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation	874	-
Share based compensation expense	972,049	-
Impairment of goodwill	2,729,834	-
Amortization of debt discount	10,285	-
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,783)	17,560
(Increase) decrease in other current assets	(1,388)	-
Increase (decrease) in accounts payable and accrued expenses	(14,610)	3,649
Increase (decrease) in related party payable	7,500	-
Increase (decrease) in deferred revenue	(1,889)	-
Increase (decrease) in accrued interest	26,211	-
Net cash provided by (used) in operating activities	(236,580)	-

Cash flows from investing activities:
Purchase of property, plant and equipment	(26,203)	-
Cash from acquisitions	19,208	-
Net cash provided by (used) in investing activities	(6,995)	-

Cash flows from financing activities:
Proceeds from convertible promissory notes	550,000	-
Proceeds from auto loan	22,203	-
Payment of auto loan	(617)	-
Payments of credit line	(1,280)	-
Net cash provided by (Used) in financing activities	570,306	-

Increase (decrease) in cash	326,731	-
Cash and cash equivalents at beginning of period	9,232	-
Cash and cash equivalents at end of period	$335,963	$-

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of Common Stock issued in exchange for services	$972,049	$-
Debt discount recorded for beneficial conversion feature	$103,933	$-
Debt discount recorded for value of warrants issued	$446,067	$-

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

MULTIMEDIA PLATFORMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization

Our company’s name is Multimedia Platforms, Inc. (formerly known as Sports Media Entertainment Corp.) (the "Company"). The Company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, the Company changed its name to PorFavor Corp. From inception until March 2010, we operated as a broker of structural wood materials. On February 4, 2011, The Company acquired ExploreAnywhere Inc. and changed its name to the same. On December 24, 2013, the Company changed its name to Sports Media Entertainment Corp. in anticipation of a future merger.

On January 9, 2015, Multimedia Platforms, Inc. (formerly Sports Media Entertainment Corp.) (the “Company”, “Registrant” and “Legal Acquirer”) entered, and on February 2, 2015, closed, a Share Exchange Agreement (the “Merger”), between and among the Company and Multimedia Platforms, LLC, a Florida Limited Liability Corporation (“MMP LLC”) (“Accounting Acquirer”), all the members of MMP LLC (the "Members"), Harrison Holdings, LLC and Amalfi Coast Capital (collectively, the "Debt Holders"). Pursuant to the Merger, the Registrant was (i) to issue to the Debt Holders a total of 4,000,000 shares of Series B Convertible Preferred stock in exchange for all the indebtedness of the Company totaling approximately $688,138 as of December 31, 2014; issue (ii) 21,320,832 shares of restricted common stock and (iii) 34,390,199 shares of Series A Convertible Preferred stock (collectively, the “Merger Shares”) to the Members in exchange for 100% of the Members interest in MMP LLC. The Merger Shares were adjusted such that 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Convertible Preferred stock and 4,000,000 shares of Series B Convertible Preferred stock were ultimately issued. The share issuances represent approximately 97.6% of the total issued and outstanding shares of preferred and common stock of the Registrant post-closing. As a result, the Company (i) became the 100% parent of MMP LLC; (ii) assumed the operations of MMP LLC; (iii) changed its name from Sports Media Entertainment Corp. to Multimedia Platforms, Inc.; and (iv) experienced a change in control.

The terms and conditions of the Merger give rise to reverse merger accounting whereby MMP LLC is deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of MMP LLC prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of MMP LLC. Our financial statements include the assets and liabilities of both the Company and MMP LLC.

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

On February 27, 2015, the Company completed the acquisition of Columbia Funmap, Inc., a New Jersey Corporation ("FUNMAP"). The purchase price reflects an enterprise value of approximately $3,479,834, including assumed indebtedness, and was funded from the issuance of 2,252,250 shares of restricted common stock and note totaling $10,000. The acquisition of FUNMAP will allow the Company to gain a distribution foothold in 35 metropolitan areas in North America and acquire control of a respected and vital travel tool for GLBT travelers, including the website www.gayosphere.com.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the three months ended March 31, 2015, the Company recognized net revenue of $189,635. However, the Company incurred a net operating loss of $3,927,167 which includes $2,729,834 of goodwill impairment from the FUNMAP acquisition and $972,049 of stock compensation expense. The Company has negative working capital of $10,971 as of March 31, 2015.

During the next 12 months, the Company’s foreseeable cash requirements will relate to the operations of its business. The Company may experience a cash shortfall and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through debt issuances, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Multimedia platforms, Inc. as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Columbia Funmap, Inc. from the date of acquisition on March 1, 2015, and Multimedia Platforms, LLC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. As of March 31, 2015, the Company has a 100% interest in MMP, LLC and a 100% interest in FUNMAP. The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”).

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company maintains cash balances at two financial institutions. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

Accounts receivable

The Company currently does issue credit on services for one of its national advertisers and its national media brokers who are on 90 day terms. Our collection policy is that payment is due at time of advertising printing. No allowance for doubtful accounts are considered necessary to be established for amounts that may not be recoverable as our collection history is good and write offs have been minimal.

Property, plant, and equipment

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

Long-lived assets

The Company assesses the recoverability of long-lived assets using an assessment of the estimated undiscounted future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the assets will be adjusted for impairment to a level commensurate with fair value determined using a discounted cash flow analysis of the underlying assets.

The Company’s property, plant, and equipment consist of a vehicle.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses and general economic conditions.

Revenue Recognition

MMP LLC follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.

Revenue is recognized from one primary source: Advertising. The Company records revenue when all of the following have occurred; (1) upon signing the advertising contract, (2) publication of the advertisement in print or uploaded to be digitally placed on line (3) collectability is reasonably assured.

Reported revenues are net of in kind exchanges, barters and discounts. Trade (barter) exchanges for needed services and promotional costs are recorded at the fair market value of the goods and services exchanged. Barter related amounts were immaterial during the years ended December 31, 2014 and 2013, respectively. As a result, no adjustments to the financial statements were deemed necessary. In addition, for financial statement presentation, revenues have been offset by material costs received in such exchanges.

Revenue is recognized at the point of sale, with no further obligations.

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. In calculating this fair value, there are certain assumptions that we use consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

We periodically issue restricted common stock as compensation. Pursuant to ASC 505-50-30-6 issuances are valued using the market price of the stock or value of the services rendered on the date of the related agreement, whichever is more readily determinable.

Cost of Goods Sold

Cost of goods sold includes the cost of the creating services for editorial, creative services, advertising and delivery and in kind discounts and services. Cost for trade is recognized as incurred.

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Consolidated Statements of Operations.

Research and development costs

Research and development costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. It is not practical to determine the fair value of our notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(3,963,663)	$(21,209)

Denominator:
Weighted average number of common shares outstanding	32,482,799	30,748,969

Basic and diluted EPS	$(0.12)	$(0.00)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,920,704	-

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 – Fixed Assets

Fixed assets consisted of the following:

	March 31,	December 31,
	2015	2014
Vehicle	$26,203	$-
Accumulated depreciation	(874)	-
Fixed assets, net	$25,329	$-

During the three months ended March 31, 2015 and 2014, the Company recognized $874 and $0, respectively, in depreciation expense.

NOTE 4 – Promissory Notes

As of March 31, 2015, the Company had the following notes payable:

	Principal	Accrued Interest	Total
Convertible promissory notes	$550,000	$26,211	$576,211
Debt discount	(539,715)	-	(539,715)
	$10,285	$26,211	$36,496

As of December 31, 2014, MMP, LLC (Accounting Acquirer) had the following notes payable:

	Principal	Accrued Interest	Total
Loan payable - related party	$116,175	$-	$116,175
Due to related parties	195,575	-	195,575
Total	$311,750	$-	$311,750

During the period August, 2012 to June 2013 advances were made to MMP LLC from a related party which were used to cover the short fall of ongoing production and overhead expenses not covered by advertising revenue. The balance of the related party advances was $116,175 as of December 31, 2014 and is non-interest bearing.

As of December 31, 2014, “Due to related parties” on the balance sheet consists of non-interest bearing advances totaling $195,575 which funds were used to cover operations and overhead costs not covered by advertising revenues.

As of December 31, 2014, and prior to the Merger, the Company had the following notes payable:

	Principal	Accrued Interest	Total
Convertible promissory notes	$182,511	$64,181	$246,692
Non convertible promissory notes	364,727	76,719	441,446
Total	$547,238	$140,900	$688,138

As a result of the Merger, the Company issued 4,000,000 shares of Series B Preferred stock in exchange for all the debt of the Company outstanding as of December 31, 2014 totaling $692,886 on January 31, 2015.

During March 2015, the Company issued the following convertible promissory notes and warrants:

9% Convertible Promissory Note issued March 18, 2015 - $250,000

On March 18, 2015, the Company entered into a Securities Purchase Agreement with David Nagelberg ("Nagelberg"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $250,000 (the "Nagelberg Note") and 833,335 stock purchase warrants allowing Nagelberg to purchase up to 833,335 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Nagelberg Note is due in 18 months on September 18, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Nagelberg in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Nagelberg Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Nagelberg Note is convertible into common stock, at Nagelberg’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Nagelberg Note principal between the Nagelberg Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.50 per share; estimated volatility – 147%; 5-year risk free interest rate – 1.41%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $197,479 to the warrants and $52,521 to the Nagelberg Note. Next, the intrinsic value of the beneficial conversion feature (the "BCF") was computed as the difference between the fair value of the common stock issuable upon conversion of the Nagelberg Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $1,197,479. As this amount resulted in a total debt discount that exceeds the Nagelberg Note proceeds, the amount recorded for the BCF was limited to principal amount of the Nagelberg Note. The resulting $250,000 discount is being accreted over the 18 month term of the Nagelberg Note.

9% Convertible Promissory Note issued March 20, 2015 - $50,000

On March 20, 2015, the Company entered into a Securities Purchase Agreement with Jack Zwick ("Zwick"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $50,000 (the "Zwick Note") and 166,667 stock purchase warrants allowing Zwick to purchase up to 166,667 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Zwick Note is due in 18 months on September 20, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Zwick in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Zwick Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Zwick Note is convertible into common stock, at Zwick’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Zwick Note principal between the Zwick Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.50 per share; estimated volatility – 147%; 5-year risk free interest rate – 1.42%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $40,948 to the warrants and $9,052 to the Zwick Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Zwick Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $240,948. As this amount resulted in a total debt discount that exceeds the Zwick Note proceeds, the amount recorded for the BCF was limited to principal amount of the Zwick Note. The resulting $50,000 discount is being accreted over the 18 month term of the Zwick Note.

9% Convertible Promissory Note issued March 20, 2015 - $50,000

On March 20, 2015, the Company entered into a Securities Purchase Agreement with Lincoln Park Capital Fund ("Lincoln"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $100,000 (the "Lincoln Note") and 333,332 stock purchase warrants allowing Lincoln to purchase up to 333,332 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Lincoln Note is due in 18 months on September 20, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Lincoln in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Lincoln Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Lincoln Note is convertible into common stock, at Lincoln’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Lincoln Note principal between the Lincoln Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.50 per share; estimated volatility – 147%; 5-year risk free interest rate – 1.42%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $81,895 to the warrants and $18,105 to the Lincoln Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Lincoln Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $481,895. As this amount resulted in a total debt discount that exceeds the Lincoln Note proceeds, the amount recorded for the BCF was limited to principal amount of the Lincoln Note. The resulting $100,000 discount is being accreted over the 18 month term of the Lincoln Note.

9% Convertible Promissory Note issued March 20, 2015 - $150,000

On March 23, 2015, the Company entered into a Securities Purchase Agreement with Brio Capital Master Fund, LTD ("Brio"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $150,000 (the "Brio Note") and 500,000 stock purchase warrants allowing Brio to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Brio Note is due in 18 months on September 23, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Brio in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Brio Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Brio Note is convertible into common stock, at Brio’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Brio Note principal between the Brio Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.26 per share; estimated volatility – 147%; 5-year risk free interest rate – 1.41%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $118,487 to the warrants and $31,513 to the Brio Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Brio Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $598,487. As this amount resulted in a total debt discount that exceeds the Brio Note proceeds, the amount recorded for the BCF was limited to principal amount of the Brio Note. The resulting $150,000 discount is being accreted over the 18 month term of the Brio Note.

Related to the 9% Convertible Promissory Notes above, the Company recognized $26,211 of interest expense and $10,285 of accretion related to the debt discounts during the three months ended March 31, 2015. Pursuant to the terms of the 9% Convertible Promissory Notes, interest expense represents approximately 6 months of interest payable upon issuance of the 9% Convertible Promissory Notes.

NOTE 5 – Loans

On February 3, 2015, the Company purchased a vehicle for $26,203. The Company made a down payment of $4,000 and financed $22,203. Payments are monthly $617 per month.

NOTE 6 – Stockholder's Equity

As of March 31, 2015 and December 31, 2014, there were 35,142,853 and 1,502,477 shares of common stock outstanding, respectively. As of March 31, 2015 there were 27,212,694 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock outstanding. No preferred stock was outstanding as of December 31, 2014. All stock prices reflect the one-for-thirty reverse stock split effective as of January 16, 2015.

During the three months ended march 31, 2015, the Company made the following issuances:

•

Issued 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock to purchase MMP, LLC in a share exchange for 100% of the Member interests in MMP, LLC accounted for under ASC 805-40, “Reverse Acquisitions”.

•	Issued 639,157 shares of restricted common stock and recognized $972,049 of stock compensation expense in exchange for services valued at the closing price of our stock on the date of issuance.

•	Issued 2,252,250 shares to Alan Beck for the purchase of 100% of common stock issued and outstanding of FUNMAP, See “NOTE 8 – CCOLUMBIA FUNMAP, INC. ACQUISITION” below for more information.

Each share of Series A Preferred shall: (i) have a par value of $0.001 per share, (ii) rank on parity with the Company's common stock and any class of series of capital stock hereafter created, and (iii) be convertible into one share of common stock at the option of the holder until January 1, 2017 after which the right to convert to common stock ceases. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to the number of shares of Series A Preferred stock such holder owns. The holders of Series A Preferred stock are not entitled to any dividends declared by the Company nor do such holders have any liquidation preferences or any other asset distribution rights as it relates to the Company.

Each share of Series B Preferred shall: (i) have a par value of $0.001 per share, (ii) rank on parity with the Company's common stock and any class of series of capital stock hereafter created, but not higher than the Series A Convertible Preferred Stock, and (iii) be convertible into one share of common stock at the option of the holder until January 1, 2017 after which the right to convert to common stock ceases. Holders of the Series B Preferred have no voting rights, are not entitled to any dividends declared by the Company or have any liquidation preferences or any other asset distribution rights as it relates to the Company.

NOTE 7 – Merger

On January 9, 2015, Multimedia Platforms, Inc. (formerly Sports Media Entertainment Corp.) (the “Company”, “Registrant” and “Legal Acquirer”) entered into a Share Exchange Agreement (the “Merger”), between and among the Company and Multimedia Platforms, LLC, a Florida Limited Liability Corporation (“Accounting Acquirer”), all the members of MMP LLC (the "Members"), Harrison Holdings, LLC and Amalfi Coast Capital (collectively, the "Debt Holders"). Pursuant to the Merger, the Registrant was (i) to issue to the Debt Holders a total of 4,000,000 shares of Series B Convertible Preferred stock in exchange for all the indebtedness of the Company totaling approximately $688,138 as of December 31, 2014; issue (ii) 21,320,832 shares of restricted common stock and (iii) 34,390,199 shares of Series A Convertible Preferred stock (collectively, the “Merger Shares”) to the Members in exchange for 100% of the Members interest in MMP LLC. The Merger Shares were adjusted such that 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Convertible Preferred stock and 4,000,000 shares of Series B Convertible Preferred stock were ultimately issued. The share issuances represent approximately 97.6% of the total issued and outstanding shares of preferred and common stock of the Registrant post-closing. As a result, the Company (i) became the 100% parent of MMP LLC; (ii) assumed the operations of MMP LLC; (iii) changed its name from Sports Media Entertainment Corp. to Multimedia Platforms, Inc.; and (iv) experienced a change in control.

The terms and conditions of the Merger give rise to reverse merger accounting whereby MMP LLC is deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of MMP LLC prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of MMP LLC. Our financial statements include the assets and liabilities of both the Company and MMP LLC. The Merger was accounted for under recapitalization accounting whereby the equity of MMP LLC is presented as the equity of the combined enterprise and the capital account of MMP LLC is adjusted to reflect the par value of the outstanding stock of the Legal Acquirer after giving effect to the number of shares issued in the Merger (27,212,694 Series A Preferred, 4,000,000 Series B Preferred and 30,748,969 restricted common shares). Shares retained by the Legal Acquirer (1,502,477 common shares) are reflected as an issuance as of the reverse merger date (February 2, 2015) for the historical amount of the net liabilities of the Company.

NOTE 8 – Columbia Funmap, Inc. Acquisition

The Company accounted for the purchase using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the consolidated financial statements, in conformity with ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), represent the Company’s best estimates using industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC 805, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price more accurately.

On February 27, 2015, the Company entered into a Securities Purchase Agreement with, Columbia Funmap, Inc., a New Jersey Corporation, and Alan H. Beck, the President of FUNMAP for the purchase of 100% of common stock issued and outstanding of FUNMAP. The closing of the Securities Purchase Agreement occurred on February 27, 2015. The acquisition of FUNMAP will allow the Company to gain a distribution foothold in 35 metropolitan areas in North America and acquire control of a respected and vital travel tool for GLBT travelers, including the website www.gayosphere.com.

The table below summarizes the preliminary estimates of fair value of the FUNMAP assets acquired and liabilities assumed as of the acquisition date. The net enterprise value of FUNMAP was valued at $3,479,834 which represented both the restricted common stock and notes issued by the Company for its 100% interest. Upon closing, the final purchase price consisted of the assumption of $93,968 of liabilities, issuance of 2,160,000 shares of restricted common stock to Mr. Beck, repayment of related party debt of $87,888 by issuing 92,250 shares of restricted common stock to Mr. Beck, and note to Mr. Beck totaling $10,000. Additionally, the Company entered into a consulting agreement with Mr. Beck under which Mr. beck will act as a national sales manager. The agreement has a term of 36 months, provides compensation of $5,000 per month plus 15% of cash collected for print sales sold directly by Consultant; plus a 3% override on print sales of FunMaps™; plus 20% of collected online sales made by Consultant, personally.

The preliminary purchase price allocation is as follows:

The allocation of the purchase price, is as follows:

Net tangible assets acquired and liabilities assumed:
Cash and cash equivalents		$17,240
Accounts receivable		64,382
Accounts payable		(22,193)
Loans		(3,000)
Credit cards		(6,830)
Line of credit		(61,945)
Subtotal Funmap net liabilities assumed			(12,346)
Amount of purchase price allocated to goodwill			3,479,834

Net assets acquired			$3,467,488

Consideration paid:
2,160,000 shares of common stock	1)	$3,369,600
92,250 shares of common stock issued for related party loans		87,888
Issuance of note		10,000

Total consideration			$3,467,488

1)  The fair value of the 2,160,000 ordinary shares issued as part of the consideration paid for FUNMAP was determined on the basis of the closing price of the Company's ordinary shares of $1.84 on the acquisition date discounted 15% for lack of marketability (DLOM).

Pro Forma Adjusted Summary

The results of operations for FUMNAP have been included in the consolidated financial statements subsequent to their acquisition dates.

The following schedule presents unaudited consolidated pro forma results of operations data as if the FUNMAP acquisition had occurred on January 1, 2014. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$272,214	$306,947
Gross profit	133,591	199,363
Operating costs	(358,797)	(189,995)
Stock compensation	(972,049)	-
Goodwill impairment	(2,729,834)	-
Interest expense	(36,496)	-
Net income (loss)	$(3,963,585)	$9,368

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company recorded revenue of $36,100 and net income of $13,651 from FUNMAP for the period from March 1, 2015 through March 31, 2015.

NOTE 9 – GOODWILL

The carrying amount of goodwill as of March 31, 2015 is as follows:

Amount
Goodwill	$3,479,834
Accumulated impairment	(2,729,834)
Balance	$750,000

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review at the end of each fiscal year.

On March 31, 2015, we performed a goodwill impairment test and estimated the fair value of our reporting unit based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our FUNMAP reporting unit was projected based on our estimates of future revenues, operating income and other factors (such as working capital and capital expenditures). The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the cash flows for the reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. We determined that the carry value of goodwill exceeded the fair value under the income and market approach. As a result we impaired $2,729,834 as of March 31, 2015 based on the income approach.

NOTE 10 – Subsequent Events

On April 20, 2015, the Company entered into a Securities Purchase Agreement with Terry King ("King"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $50,000 (the "King Note") and 166,667 stock purchase warrants allowing King to purchase up to 166,667 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The King Note is due in 18 months on October 20, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of King in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the King Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The King Note is convertible into common stock, at King’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated King Note principal between the King Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.98 per share; estimated volatility – 151%; 5-year risk free interest rate – 1.33%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $37,190 to the warrants and $12,810 to the King Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the King Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $150,524. As this amount resulted in a total debt discount that exceeds the King Note proceeds, the amount recorded for the BCF was limited to principal amount of the King Note. The resulting $50,000 discount is being accreted over the 18 month term of the King Note.

On April 22, 2015, the Company entered into a Securities Purchase Agreement with Melvyn I. Weiss ("Weiss"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $100,000 (the "Weiss Note") and 333,332 stock purchase warrants allowing Weiss to purchase up to 333,332 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Weiss Note is due in 18 months on October 22, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Weiss in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Weiss Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Weiss Note is convertible into common stock, at Weiss’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Weiss Note principal between the Weiss Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.98 per share; estimated volatility – 151%; 5-year risk free interest rate – 1.41%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $37,190 to the warrants and $12,810 to the Weiss Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Weiss Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $150,524. As this amount resulted in a total debt discount that exceeds the Weiss Note proceeds, the amount recorded for the BCF was limited to principal amount of the Weiss Note. The resulting $100,000 discount is being accreted over the 18 month term of the Weiss Note.

On May 7, 2015, the Company entered into a Securities Purchase Agreement with Oak Grove Asset Management ("Oak Grove"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $25,000 (the "Oak Grove Note") and 83,333 stock purchase warrants allowing Oak Grove to purchase up to 83,333 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Oak Grove Note is due in 18 months on November 7, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Oak Grove in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Oak Grove Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Oak Grove Note is convertible into common stock, at Oak Grove’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Oak Grove Note principal between the Oak Grove Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.94 per share; estimated volatility – 149%; 5-year risk free interest rate – 1.55%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $18,357 to the warrants and $6,643 to the Oak Grove Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Oak Grove Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $71,682. As this amount resulted in a total debt discount that exceeds the Oak Grove Note proceeds, the amount recorded for the BCF was limited to principal amount of the Oak Grove Note. The resulting $25,000 discount is being accreted over the 18 month term of the Oak Grove Note.

On May 18, 2015, the Company entered into a Securities Purchase Agreement with Arthur Luxenberg ("Luxenberg"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $50,000 (the "Luxenberg Note") and 166,667 stock purchase warrants allowing Maidenbaum to purchase up to 166,667 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Luxenberg Note is due in 18 months on November 18, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Luxenberg in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Luxenberg Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Luxenberg Note is convertible into common stock, at Luxenberg’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Luxenberg Note principal between the Maidenbaum Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.90 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.56%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $36,239 to the warrants and $13,761 to the Luxenberg Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Luxenberg Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $136,239. As this amount resulted in a total debt discount that exceeds the Luxenberg Note proceeds, the amount recorded for the BCF was limited to principal amount of the Luxenberg Note. The resulting $50,000 discount is being accreted over the 18 month term of the Luxenberg Note.

On May 18, 2015, the Company entered into a Securities Purchase Agreement with Shalom Maidenbaum ("Maidenbaum"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $50,000 (the "Maidenbaum Note") and 166,667 stock purchase warrants allowing Maidenbaum to purchase up to 166,667 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Maidenbaum Note is due in 18 months on November 18, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Maidenbaum in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Maidenbaum Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Maidenbaum Note is convertible into common stock, at Maidenbaum’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Maidenbaum Note principal between the Maidenbaum Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.90 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.56%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $36,239 to the warrants and $13,761 to the Maidenbaum Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Maidenbaum Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $136,239. As this amount resulted in a total debt discount that exceeds the Maidenbaum Note proceeds, the amount recorded for the BCF was limited to principal amount of the Maidenbaum Note. The resulting $50,000 discount is being accreted over the 18 month term of the Maidenbaum Note.

On May 20, 2015, the Company entered into a Securities Purchase Agreement with Harry Newton ("Newton"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $50,000 (the "Newton Note") and 83,335 stock purchase warrants allowing Maidenbaum to purchase up to 166,667 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Newton Note is due in 18 months on November 18, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Newton in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Newton Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Newton Note is convertible into common stock, at Newton’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Newton Note principal between the Newton Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.90 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.53%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $18,119 to the warrants and $6,881 to the Newton Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Newton Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $68,119. As this amount resulted in a total debt discount that exceeds the Newton Note proceeds, the amount recorded for the BCF was limited to principal amount of the Newton Note. The resulting $50,000 discount is being accreted over the 18 month term of the Newton Note.

From April 1, 2015 through May 13, 2015, the Company issued 212,800 shares of restricted common stock and recorded $207,344 in stock compensation expense in exchange for services valued at the closing price on the date of issuance. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

 The Company no longer carries on the business of selling computer software. Through the Merger with Multimedia Platforms, LLC and acquisition of Columbia Funmap, Inc., the Company has transformed its operations to become an industry-leading multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. The Company teams utilize its proven business model to deliver niche publications and online platforms that target one of the most sought-after demographics in the world, the Lesbian, Gay, Bisexual and Transgender population (“LGBT”). The Company has recently expanded its concept to include video and mobile applications reaching deep into the international LGBT community. The Company's top brands include The Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events; and Guy Magazine, a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace. The Company's plan to interweave print, web and mobile delivery of the highest quality news and entertainment information via a variety of platforms crosses all cultural, generational and preferred modality barriers to reach an unprecedented audience.

Products and Services

The Company has developed an advanced social media platform, The Global Agenda Network, where advertisers’ social media platforms, like Facebook, Twitter, etc., are connected to an App and web portal where social media response pages respond in real time – allowing for the consumer and business to have a real-time relationship with information and content 24/7. By harnessing the power of individuals, their businesses & their relationships by merging print & social media through technology, The Company has created a diverse channel for business owners from all over the world to interact and sell their products and services to an ever-growing family of interconnected loyal readers and viewers.

Business Strategy

The Company is initially targeting the LGBTQ (Lesbian, Gay, Bisexual, Transgender population) as a multimedia company. The Company will position its trusted technology as a leader in the LGBTQ community to deliver advertisers’ messages and cutting-edge content worldwide to the company’s readers and viewers through multiple delivery systems, which include but are not limited to websites, mobile applications, entertainment magazines and newspapers. Growth will be achieved through strategic acquisitions and joint ventures in targeted markets. The Company has identified several targeted acquisitions that will add new markets, advertisers and revenues. The willingness for existing publications to sell or JV is based in part on the rise of online only publications and also on the print media's general failure to successfully transition to a print/online hybrid revenue model. The Company has done both and created a flexible online social media sharing platform that can easily be adapted to other publications.

Our Industry

The Global lesbian, gay, bisexual and transgender (LGBTQ) population is estimated to be more than 400 million, with a purchasing power estimated at $3 trillion. LGBTQ buying power is diverse in ethnicity and socioeconomic status, and are an incredibly loyal constituency. Based on a diverse range of LGBTQ population estimates and more than a hundred online population samples conducted by expert research partners at Harris Interactive over the twelve years, the 2013 analysis estimates approximately 6 to 7% of the adult U.S. population as willing to self-identify as lesbian, gay, bisexual and/or transgender, or be- tween 15-16 million adults, a figure that has risen slowly year after year. The overall United States LGBTQ community is projected to have a purchasing power of $850 Billon.

Competition

In our market niche, we are unique in being the only publicly traded media conglomerate. Other LBGT media companies are not considered to be competition but rather acquisition targets.

Results of Operations

Three Months Ended March 31, 2015 Compared With the Three Months Ended March 31, 2014.

Revenue

Net revenue increased $43,103 to $189,635 during the three months ended March 31, 2015 compared to $146,532 during the three months ended March 31, 2014. Revenue for the three months ended March 31, 2015 includes FUNMAP revenues from March 1 – March 31, 2015 of $36,100.

Cost of Sales and Gross Profit

Cost of sales increased $57,085 to $116,976 during the three months ended March 31, 2015 compared to $59,891 during the three months ended March 31, 2014. Gross profit during the three months ended March 31, 2015 was $72,659 with a gross margin of 38.3% compared to $86,641 and 59.1% gross margin during the three months ended March 31, 2014. The increase in cost of sales was primarily due to increased distribution and printing costs associated with our printed media.

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended
	March 31,		Increase /
	2015	2014	(Decrease)
Operating expense
General and administrative	237,906	95,470	$142,436
Sales and marketing	60,037	12,380	47,657
Stock compensation	972,049	-	972,049
Goodwill impairment	2,729,834	-	2,729,834
Total operating expense	$3,999,826	$107,850	$3,891,976

General and administrative (“G&A”) costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. G&A costs increased by $142,436 primarily due to $19,000 related to the acquisition of FUNMAP during the quarter and $121,000 related to professional fees and outside services as a result of the recent Merger and FUNMAP Acquisition and related public company costs that were absent in Q1 of 2014.

Sales and marketing (“S&M”) costs include costs to promote and sell our products. S&M costs increased during Q1 2015 primarily due to the build out of our website and increased public relations efforts.

Stock compensation increased as a result of the issuance of 639,157 shares of restricted common stock in exchange for services valued pursuant to GAAP at the closing price of our stock on the date of share issuance.

During the first quarter of 2015, pursuant to current GAAP guidelines, the Company recorded $3,479,834 of goodwill related to the Acquisition of FUNMAP. The Company performed goodwill impairment testing related to FUNMAP resulting in the impairment of $2,729,834 of goodwill resulting in a goodwill balance of $750,000 as of March 31, 2015.

Other Income (Expense)

Other income and expense was $36,496 for the three months ended March 31, 2015 compared to $0 during the first quarter of 2014. The increase is due to the recognition of $26,211 of interest expense related to our convertible promissory notes under which we received $550,000 during Q1 2015. The terms of the notes provide for six months of interest expense due in upon closing. Additionally, as a result of the warrants issued with the notes and beneficial conversion feature contained in the notes, the Company recognized debt discounts totaling $550,000 which are being amortized over the duration of the notes resulting in $10,285 of amortization for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions and timely integration, increase demand for advertisers, to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

Through March 31, 2015, we have incurred an accumulated deficit of $4,333,779. This loss has been incurred through a combination of goodwill impairment of $2,729,834, stock compensation expense of $972,049, professional fees and expenses supporting our plans to develop and brand our business.

At March 31, 2015, the Company had current assets of $446,978 compared to current liabilities of $457,949. During the three months ended March 31, 2015, the Company had revenue of $189,635 and loss from operations of $225,284 adjusted for goodwill impairment and stock compensation expense. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $236,580 during the three months ended March 31, 2015 as compared to $0 during the three months ended March 31, 2014.

Net cash used by investing activities was $6,995 during the three months ended March 31, 2015 as compared to $0 during the three months ended March 31, 2014.

Net cash provided by financing activities was $570,306 during the three months ended March 31, 2015 as compared to $0 during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note 2 of the Notes to the Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

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

Our most critical accounting estimates include:

•	the assessment of recoverability of goodwill which impacts operating expenses when we record impairments; and

•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.

Below, we discuss these policies further, as well as the estimates and judgments involved.

Goodwill

Goodwill is no longer amortized, but evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units. Goodwill is then tested for impairment at least annually for each reporting unit. Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets for the reporting unit. The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of the reporting unit total assets determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value. Any material negative change in the fundamental outlook of our business, our industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 that our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to accredited and sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission, including the following:

  Our annual report to stockholders for the most recent fiscal year, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).
  The information contained in an annual report on Form 10-K under the Exchange Act.
  The information contained in any reports or documents required to be filed by the Company under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.
  A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the three months ended March 31, 2015, the Company issued four 9% Convertible Promissory Notes totaling $550,000 of principal and issued 1,833,334 stock purchase warrants pursuant to Securities Purchase Agreements. Subsequent to March 31, 2015, the Company issued three 9% Convertible Promissory Notes totaling $300,000 of principal and issued 1,000,001 stock purchase warrants pursuant to Securities Purchase Agreements. The Securities Purchase Agreements, 9% Convertible Promissory Notes and Warrants all have identical terms, See “NOTE 4 – Promissory Notes” and “NOTE 10 – Subsequent Events” to our financial statements above for more information.

During the three months ended March 31, 2015, the Company issued 27,212,694 shares of Series A Preferred Stock, 4,000,000 shares of Series B Preferred Stock and 30,748,969 shares of restricted common stock pursuant to the Merger, See “NOTE 7 – MERGER” to our financial statements above for more information.

On February 27, 2015, the Company entered into a Securities Purchase Agreement with, Columbia Funmap, Inc., a New Jersey Corporation, and Alan H. Beck, the President of FUNMAP for the purchase of 100% of common stock issued and outstanding of FUNMAP. The purchase price included the issuance of 2,160,000 shares of restricted common stock to Mr. Beck and repayment of related party debt of $92,250 by issuing an additional 92,250 shares of restricted common stock to Mr. Beck, See “NOTE 8 – Columbia Funmap, Inc. Acquisition” to our financial statements above for more information.

During the three months ended March 31, 2015, the Company issued 629,157 shares of restricted common stock in exchange for services valued at $0.35 per share totaling $220,205. The price per share recognized reflects the price of recent, private sales of restricted common stock.

Item 5. Other Information.

Contemporaneously with entering into the Share Exchange Agreement on January 9, 2015, the Board of Directors elected Bobby Blair as Chairman and Chief Executive Officer of the Company. Concurrently, Timothy Hart resigned as Interim CEO and was appointed Chief Financial Officer.

On February 3, 2015, the Board of Directors elected Peter Jackson as Director and President of the Company.

On February 3, 2015, the Board of Directors elected Kevin Hopper as Chief Operations Officer of the Company.

On March 31, 2015, the Board of Directors elected Patrick Kolenik as an independent Director of the Company.

On March 31, 2015, the Board of Directors elected C Lawrence Rutstein as an independent Director of the Company.

Biographical information for the officers and directors above canbe found on the COmpanys Current Report on Form 8-K/A filed with the SEC on May 22, 2015

On March 5, 2015, the Company filed form 8-k with the SEC disclosing the acquisition of Columbia Funmap, Inc. Pursuant to Item 9.01 of Form 8-K, the Company is including as exhibits to this current report the following:

(a) Pro Forma Financial Information.

The required unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 2014 are filed as Exhibit 99.1 to this Current Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008).
3.2	By Laws. (Incorporated by reference to our registration statement on Form SB-2, file number 333-148732, filed on January 17, 2008).
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

10.1	Securities Purchase Agreement between the Company and Columbia Funmap, Inc. (Incorporated by reference from exhibit 10.1 to Form 8-k filed on March 5, 2015)
10.2

Share Exchange Agreement dated January 9, 2015 between the Sports Media Entertainment Corp. and Multimedia Platforms, LLC (Incorporated by reference from exhibit 1.1 to Form 8-k filed on January 23, 2015)

10.3*	Form of Securities Purchase Agreement related to the $850,000 private bridge note offering
10.4*	Form of 9% Convertible Promissory Note related to the $850,000 private bridge note offering
10.5*	Form of Common Stock Purchase Warrant related to the $850,000 private bridge note offering
99.1*	Unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 2014.
31.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________

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

MULTIMEDIA PLATFORMS, INC.

Date: May 27, 2015	By:	/s/ Bobby Blair
Bobby Blair, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Timothy Hart
Timothy Hart, Chief Financial Officer (Principal Financial Officer)

