Form 10-Q
period 2015-06-30
MULTIMEDIA PLATFORMS INC.
filed 2015-08-14
CIK 1424328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,060,852 shares of common stock, par value $0.001, were outstanding on August 7, 2015.

Multimedia Platforms, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Multimedia Platforms, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$467,060	$9,232
Accounts receivable	62,210	38,866
Other current assets	20,085	1,321,081
Total current assets	549,355	1,369,179

Property and equipment, net of accumulated depreciation of $50	15,489	-

Other assets
Goodwill	750,000	-
Intangibles	1,330,000	-
Total other assets	2,080,000	-
Total assets	$2,644,844	$1,369,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable & accrued expenses	134,843	211,471
Deferred revenue	-	1,889
Line of credit	56,793	-
Loan payable - related party	133,189	116,175
Due to related parties	169,200	195,575
Accrued interest payable	72,477	140,900
Promissory notes	-	364,727
Convertible promissory notes	-	182,511
Total current liabilities	566,502	1,213,248

Long-term liabilities
Convertible promissory notes, net of discount of $1,415,882	159,118	-
Total long-term liabilities	159,118	-
TOTAL LIABILITIES	725,620	1,213,248

Stockholders' equity
Series A Preferred stock, $0.001 par value 40,000,000 shares authorized; issued and outstanding 27,212,694 and 0 at June 30, 2015 and December 31, 2014, respectively.	27,213	-
Series B Preferred stock, $0.001 par value 4,000,000 shares authorized; issued and outstanding 4,000,000 and 0 at June 30, 2015 and December 31, 2014, respectively.	4,000	-
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 37,798,153 and 30,748,969 at June 30, 2015 and December 31, 2014, respectively.	37,798	30,749
Additional-paid-in-capital	7,003,445	495,298
Common stock issuable for asset purchase	300,000	-
Accumulated (deficit)	(5,453,232)	(370,116)
Total stockholders' equity	1,919,224	155,931
Total liabilities and stockholders' equity	$2,644,844	$1,369,179

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

	Three months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014

Income
Net Revenue	$232,441	$154,836	$422,526	$301,368
Cost of sales	161,959	63,748	262,384	123,401
Gross profit	70,482	91,088	160,142	177,967

Operating expenses
General and administrative	818,350	58,763	1,984,866	126,013
Sales and marketing	176,486	38,714	296,963	79,552
Goodwill impairment	-	-	2,729,834	-
Total operating expenses	994,836	97,477	5,011,663	205,565

Loss from operations	(924,354)	(6,389)	(4,851,521)	(27,598)

Other Income and (Expense)
Interest expense	(46,266)	-	(72,477)	-
Amortization of debt discount	(148,833)	-	(159,118)	-
Total non-operating expense	(195,099)	-	(231,595)	-
Earnings before taxes	(1,119,453)	(6,389)	(5,083,116)	(27,598)
Provision for income taxes	-	-	-	-
Net loss	$(1,119,453)	$(6,389)	$(5,083,116)	$(27,598)

Net (loss) per common share basic	$(0.03)	$(0.00)	$(0.15)	$(0.00)
Weighted average common shares outstanding basic	35,798,817	30,738,969	34,134,789	30,738,969

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2015

								Additional		Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock			paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2014	-	$-	-	$-	30,748,969	$30,749	-	$495,298	$(370,116)	$155,931

Shares issued in Merger	27,212,694	27,213	4,000,000	4,000	1,502,477	1,502	-	(610,908)	-	(578,193)
Funds reclassified to equity from liabilities for Merger shares issued	-	-	-	-	-	-	-	138,874	-	138,874
Shares issued for Columbia Funmap, Inc. acquisition	-	-	-	-	2,252,250	2,252	-	3,455,236	-	3,457,488
Shares issued for RND Enterprises, Inc. asset purchase	-	-	-	-	2,000,000	2,000	300,000	798,000	-	1,100,000
Shares issued in exchange for services	-	-	-	-	1,294,457	1,295	-	1,151,945	-	1,153,240
Discount on convertible promissory note due to detachable warrants	-	-	-	-	-	-	-	1,263,320	-	1,263,320
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	-	-	-	311,680	-	311,680
Net Income (Loss)	-	-	-	-	-	-	-	-	(5,083,116)	(5,083,116)
Balance, June 30, 2015	27,212,694	$27,213	4,000,000	$4,000	37,798,153	$37,798	$300,000	$7,003,445	$(5,453,232)	$1,919,224

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,083,116)	$(27,598)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation	50	-
Share based compensation expense	1,153,240	-
Impairment of goodwill	2,729,834	-
Amortization of debt discount	159,118	-
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	41,038	(5,930)
(Increase) decrease in other current assets	(20,085)	1,082
Increase (decrease) in accounts payable and accrued expenses	16,629	32,446
Increase (decrease) in related party payable	17,014	-
Increase (decrease) in deferred revenue	(1,889)	-
Increase (decrease) in accrued interest	72,477	-
Net cash provided by (used) in operating activities	(915,690)	-

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,538)	-
Cash paid for asset purchase	(200,000)	-
Cash from acquisitions	19,208	-
Net cash provided by (used) in investing activities	(196,330)	-

Cash flows from financing activities:
Proceeds from convertible promissory notes	1,575,000	-
Payments of credit line	(5,152)	-
Net cash provided by (Used) in financing activities	1,569,848	-

Increase (decrease) in cash	457,828	-
Cash and cash equivalents at beginning of period	9,232	-
Cash and cash equivalents at end of period	$467,060	$-

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of 1,294,457 shares of common stock issued in exchange for services	$1,153,240	$-
Debt discount recorded for beneficial conversion feature	$311,680	$-
Debt discount recorded for value of warrants issued	$1,263,320	$-

(The accompanying notes are an integral part of these financial statements)

MULTIMEDIA PLATFORMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

On February 27, 2015, the Company completed the acquisition of Columbia Funmap, Inc., a New Jersey Corporation ("FUNMAP"). The purchase price reflects an enterprise value of approximately $3,479,834, including assumed indebtedness, and was funded from the issuance of 2,252,250 shares of restricted common stock and a $10,000 note. The acquisition of FUNMAP will allow the Company to gain a distribution foothold in 35 metropolitan areas in North America and acquire control of a respected and vital travel tool for GLBT travelers, including the website www.gayosphere.com.

On June 17, 2015, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with RND Enterprises, Inc. (“RND”), pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder, for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in restricted shares of the Company’s common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction was closed on June 17, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the six months ended June 30, 2015, the Company recognized net revenue of $422,526. However, the Company incurred a net operating loss of $4,851,521 which includes $2,729,834 of goodwill impairment from the FUNMAP acquisition and $1,153,240 of stock compensation expense. The Company had negative working capital of $17,147 as of June 30, 2015.

In view of these conditions, the ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management is planning to raise necessary additional funds for working capital through loans and/or additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Multimedia platforms, Inc. as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Columbia Funmap, Inc. from the date of acquisition on March 1, 2015, and Multimedia Platforms, LLC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. As of June 30, 2015, the Company has a 100% interest in MMP, LLC and a 100% interest in FUNMAP. The results of each of these entities are consolidated with the Company’s results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”).

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

Estimated
Useful Lives

Office Equipment	3-5 years

Furniture	5-7 years

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

Reported revenues are net of in kind exchanges, barters and discounts. Trade (barter) exchanges for needed services and promotional costs are recorded at the fair market value of the goods and services exchanged. Barter related amounts were $107,031 and $177,210 during the three months ended June 30, 2015 and 2014. Barter related amounts were $190,885 and $354,103 during the six months ended June 30, 2015 and 2014.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,119,453)	$(6,389)	$(5,083,116)	$(27,598)

Denominator:
Weighted average number of common shares outstanding	35,798,817	30,748,969	34,134,789	30,748,969

Basic and diluted EPS	$(0.03)	$(0.00)	$(0.15)	$(0.00)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	5,491,591		5,491,591
Common stock purchase warrants	6,050,002		6,050,002

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

NOTE 3 – Fixed Assets

Fixed assets consisted of the following:

	June 30,	December 31,
	2015	2014
Office equipment	$2,599	$-
Furniture and fixtures	12,939	-
Total fixed assets	15,538	-
Accumulated depreciation	(50)	-
Fixed assets, net	$15,488	$-

During the six months ended June 30, 2015 and 2014, the Company recognized $50 and $0, respectively, in depreciation expense.

NOTE 4 – Promissory Notes

As of June 30, 2015, the Company had the following notes payable:

	Principal	Accrued Interest	Total
Convertible promissory notes	$1,575,000	$72,477	$1,647,477
Debt discount	(1,415,882)	-	(1,415,882)
	$159,118	$72,477	$231,595

As of December 31, 2014, MMP, LLC (Accounting Acquirer) had the following notes payable:

	Principle	Accrued Interest	Total
Loan payable - related party	$116,175	$-	$116,175
Due to related parties	195,575	-	195,575
Total	$311,750	$-	$311,750

During the period August, 2012 to June 2013 advances were made to MMP LLC from a related party which were used to cover the short fall of ongoing production and overhead expenses not covered by advertising revenue. The balance of these advances is included under “Loan payable – related party” on the balance sheet and includes $116,175 as of June 30, 2015 and December 31, 2014, respectively. The loan is non-interest bearing.

“Due to related parties” on the face of the balance sheet was $169,200 and $195,575 as of June 30, 2015 and December 31, 2014, respectively. These balances represent non-interest bearing advances used to cover operations and overhead costs not covered by advertising revenues.

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

During the six months ended June 30, 2015, the Company issued the following convertible promissory notes and warrants:

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

9% Convertible Promissory Note issued March 20, 2015 - $100,000

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

9% Convertible Promissory Note issued April 20, 2015 - $50,000

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

9% Convertible Promissory Note issued April 22, 2015 - $100,000

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

9% Convertible Promissory Note issued May 7, 2015 - $25,000

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

9% Convertible Promissory Note issued May 18, 2015 - $50,000

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

9% Convertible Promissory Note issued May 18, 2015 - $50,000

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

9% Convertible Promissory Note issued May 20, 2015 - $25,000

On May 20, 2015, the Company entered into a Securities Purchase Agreement with Harry Newton ("Newton"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $25,000 (the "Newton Note") and 83,335 stock purchase warrants allowing Newton to purchase up to 83,335 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Newton Note is due in 18 months on November 18, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Newton in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Newton Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Newton Note is convertible into common stock, at Newton’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Newton Note principal between the Newton Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.90 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.53%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $18,119 to the warrants and $6,881 to the Newton Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Newton Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $68,119. As this amount resulted in a total debt discount that exceeds the Newton Note proceeds, the amount recorded for the BCF was limited to principal amount of the Newton Note. The resulting $25,000 discount is being accreted over the 18 month term of the Newton Note.

9% Convertible Promissory Note issued May 29, 2015 - $100,000

On May 29, 2015, the Company entered into a Securities Purchase Agreement with Lincoln Park Capital Fund ("Lincoln"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $100,000 (the "Lincoln Note") and 333,332 stock purchase warrants allowing Lincoln to purchase up to 333,332 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Lincoln Note is due in 18 months on November 29, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Lincoln in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Lincoln Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Lincoln Note is convertible into common stock, at Lincoln’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Lincoln Note principal between the Lincoln Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.85 per share; estimated volatility – 147%; 5-year risk free interest rate – 1.49%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $71,154 to the warrants and $28,846 to the Lincoln Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Lincoln Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $254,487. As this amount resulted in a total debt discount that exceeds the Lincoln Note proceeds, the amount recorded for the BCF was limited to principal amount of the Lincoln Note. The resulting $100,000 discount is being accreted over the 18 month term of the Lincoln Note.

9% Convertible Promissory Note issued May 29, 2015 - $50,000

On May 29, 2015, the Company entered into a Securities Purchase Agreement with Jerry Novack ("Novack"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $50,000 (the "Novack Note") and 166,667 stock purchase warrants allowing Novack to purchase up to 166,667 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Novack Note is due in 18 months on November 29, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Novack in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Novack Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Novack Note is convertible into common stock, at Lincoln’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Novack Note principal between the Novack Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.85 per share; estimated volatility – 147%; 5-year risk free interest rate – 1.49%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $35,577 to the warrants and $14,423 to the Novack Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Novack Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $127,244. As this amount resulted in a total debt discount that exceeds the Novack Note proceeds, the amount recorded for the BCF was limited to principal amount of the Novack Note. The resulting $50,000 discount is being accreted over the 18 month term of the Novack Note.

9% Convertible Promissory Note issued May 29, 2015 - $50,000

On May 29, 2015, the Company entered into a Securities Purchase Agreement with Brio Capital Master Fund ("Brio"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $50,000 (the "Brio Note") and 166,667 stock purchase warrants allowing Brio to purchase up to 166,667 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Brio Note is due in 18 months on November 29, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Brio in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Brio Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Brio Note is convertible into common stock, at Brio’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Brio Note principal between the Brio Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.85 per share; estimated volatility – 147%; 5-year risk free interest rate – 1.49%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $35,577 to the warrants and $14,423 to the Brio Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Brio Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $127,244. As this amount resulted in a total debt discount that exceeds the Brio Note proceeds, the amount recorded for the BCF was limited to principal amount of the Brio Note. The resulting $50,000 discount is being accreted over the 18 month term of the Brio Note.

9% Convertible Promissory Note issued June 9, 2015 - $100,000

On June 9, 2015, the Company entered into a Securities Purchase Agreement with Lincoln Park Capital Fund ("Lincoln"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $100,000 (the "Lincoln Note") and 333,332 stock purchase warrants allowing Lincoln to purchase up to 333,332 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Lincoln Note is due in 18 months on December 9, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Lincoln in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Lincoln Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Lincoln Note is convertible into common stock, at Lincoln’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Lincoln Note principal between the Lincoln Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.83 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.74%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $84,833 to the warrants and $15,167 to the Lincoln Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Lincoln Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $594,833. As this amount resulted in a total debt discount that exceeds the Lincoln Note proceeds, the amount recorded for the BCF was limited to principal amount of the Lincoln Note. The resulting $100,000 discount is being accreted over the 18 month term of the Lincoln Note.

9% Convertible Promissory Note issued June 11, 2015 - $100,000

On June 11, 2015, the Company entered into a Securities Purchase Agreement with Melvin Weiss ("Weiss"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $100,000 (the "Weiss Note") and 333,332 stock purchase warrants allowing Weiss to purchase up to 333,332 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Weiss Note is due in 18 months on December 11, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Weiss in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Weiss Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Weiss Note is convertible into common stock, at Weiss’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Weiss Note principal between the Weiss Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.18 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.80%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $87,052 to the warrants and $12,948 to the Weiss Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Weiss Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $713,719. As this amount resulted in a total debt discount that exceeds the Weiss Note proceeds, the amount recorded for the BCF was limited to principal amount of the Weiss Note. The resulting $100,000 discount is being accreted over the 18 month term of the Weiss Note.

9% Convertible Promissory Note issued June 12, 2015 - $25,000

On June 12, 2015, the Company entered into a Securities Purchase Agreement with Harry Newton ("Newton"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $25,000 (the "Newton Note") and 83,335 stock purchase warrants allowing Newton to purchase up to 83,335 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Newton Note is due in 18 months on December 12, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Newton in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Newton Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Newton Note is convertible into common stock, at Newton’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Newton Note principal between the Newton Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.09 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.75%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $21,635 to the warrants and $3,365 to the Newton Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Newton Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $170,802. As this amount resulted in a total debt discount that exceeds the Newton Note proceeds, the amount recorded for the BCF was limited to principal amount of the Newton Note. The resulting $25,000 discount is being accreted over the 18 month term of the Newton Note.

9% Convertible Promissory Note issued June 12, 2015 - $75,000

On June 12, 2015, the Company entered into a Securities Purchase Agreement with Brio Capital Master Fund ("Brio"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $75,000 (the "Brio Note") and 250,000 stock purchase warrants allowing Brio to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Brio Note is due in 18 months on December 12, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Brio in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Brio Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Brio Note is convertible into common stock, at Brio’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Brio Note principal between the Brio Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.09 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.75%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $64,906 to the warrants and $10,094 to the Brio Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Brio Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $512,406. As this amount resulted in a total debt discount that exceeds the Brio Note proceeds, the amount recorded for the BCF was limited to principal amount of the Brio Note. The resulting $75,000 discount is being accreted over the 18 month term of the Brio Note.

9% Convertible Promissory Note issued June 19, 2015 - $200,000

On June 19, 2015, the Company entered into a Securities Purchase Agreement with Lincoln Park Capital Fund ("Lincoln"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $200,000 (the "Lincoln Note") and 666,667 stock purchase warrants allowing Lincoln to purchase up to 666,667 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Lincoln Note is due in 18 months on December 19, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Lincoln in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Lincoln Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Lincoln Note is convertible into common stock, at Lincoln’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Lincoln Note principal between the Lincoln Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.19 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.59%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $174,205 to the warrants and $25,795 to the Lincoln Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Lincoln Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $1,434,205. As this amount resulted in a total debt discount that exceeds the Lincoln Note proceeds, the amount recorded for the BCF was limited to principal amount of the Lincoln Note. The resulting $200,000 discount is being accreted over the 18 month term of the Lincoln Note.

9% Convertible Promissory Note issued June 23, 2015 - $25,000

On June 23, 2015, the Company entered into a Securities Purchase Agreement with Mark Friedman ("Friedman"), for the sale of an unsecured, 9% convertible promissory note in the principle amount of $25,000 (the "Friedman Note") and 83,335 stock purchase warrants allowing Friedman to purchase up to 83,335 shares of the Company’s common stock at an exercise price of $0.75 or 85% of the exercise price of the warrants issued at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 for a period of four (4) years, subject to adjustment as provided therein. The Friedman Note is due in 18 months on December 23, 2016 and includes interest at the rate of 9% per annum, due semi-annually. The first / initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of Friedman in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default the Friedman Note shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The Friedman Note is convertible into common stock, at Friedman’s option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000. Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default. The Company first allocated Friedman Note principal between the Friedman Note and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.20 per share; estimated volatility – 148%; 5-year risk free interest rate – 1.71%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $21,789 to the warrants and $3,211 to the Friedman Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Friedman Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $180,123. As this amount resulted in a total debt discount that exceeds the Friedman Note proceeds, the amount recorded for the BCF was limited to principal amount of the Friedman Note. The resulting $25,000 discount is being accreted over the 18 month term of the Friedman Note.

Related to the 9% Convertible Promissory Notes above, during the three months ended June 30, 2015, the Company recognized $46,266 of interest expense and $148,833 of accretion related to the debt discounts. During the six months ended June 30, 2015, the Company recognized $72,477 of interest expense and $159,118 of accretion related to the debt discounts. Additionally, related to the 9% Convertible Promissory Notes, the Company has outstanding 6,050,002 common stock purchase warrants.

NOTE 5 – Stockholder's Equity

Preferred and Common Stock

As of June 30, 2015 and December 31, 2014, there were 37,798,153 and 1,502,477 shares of common stock outstanding, respectively. As of June 30, 2015 there were 27,212,694 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock outstanding. No preferred stock was outstanding as of December 31, 2014. All share and per share amounts have been retrospectively restated to reflect the one-for-thirty reverse stock split effected January 16, 2015.

During the six months ended June 30, 2015, the Company issued preferred stock and common stock as follows:

•

Issued 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock to purchase MMP, LLC in a share exchange for 100% of the Member interests in MMP, LLC accounted for under ASC 805-40, “Reverse Acquisitions”.

•

Issued 1,294,457 shares of restricted common stock and recognized $1,153,240 of stock compensation expense in exchange for services valued at the fair value of services performed or the closing price of our stock on the date of issuance.

•

Issued 2,252,250 shares of restricted common stock to Alan Beck for the purchase of 100% of common stock issued and outstanding of FUNMAP, See “NOTE 7 – BUSINESS COMBINATIONS, Columbia Funmap, Inc. Acquisition” below for more information.

•

Issued 2,000,000 shares of restricted common stock pursuant to the Asset Purchase Agreement between the Company and RND Enterprises, Inc.See “NOTE 7 – BUSINESS COMBINATIONS, RND Enterprises, Inc. Asset Purchase”

Each share of Series A Preferred shall: (i) have a par value of $0.001 per share, (ii) rank on parity with the Company's common stock and any class of series of capital stock hereafter created, and (iii) be convertible into one share of common stock at the option of the holder until January 1, 2017 after which the right to convert to common stock ceases. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to the number of shares of Series A Preferred stock such holder owns. The holders of Series A Preferred stock are not entitled to any dividends declared by the Company nor do such holders have any liquidation preferences or any other asset distribution rights as it relates to the Company.

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

Common Stock Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of June 30, 2015 and December 31, 2014 is as follows:

	Number of Warrants as of
Warrant Number	June 30, 2015	December 31, 2014	Exercise Price	Date of Issuance	Expiration Date
1	833,335	-	$0.75	March 18, 2015	March 18, 2019
2	166,667	-	$0.75	March 20, 2015	March 20, 2019
3	333,332	-	$0.75	March 20, 2015	March 20, 2019
4	500,000	-	$0.75	March 23, 2015	March 23, 2019
5	166,667	-	$0.75	April 20, 2015	April 20, 2019
6	333,332	-	$0.75	April 22, 2015	April 22, 2019
8	83,333	-	$0.75	May 7, 2015	May 7, 2019
9	166,667	-	$0.75	May 18, 2015	May 18, 2019
10	166,667	-	$0.75	May 18, 2015	May 18, 2019
11	83,335	-	$0.75	May 20, 2015	May 20, 2019
12	333,332	-	$0.75	May 29, 2015	May 29, 2019
14	166,667	-	$0.75	May 29, 2015	May 29, 2019
15	166,667	-	$0.75	May 29, 2015	May 29, 2019
16	333,332	-	$0.75	June 9, 2015	June 9, 2019
18	83,335	-	$0.75	June 11, 2015	June 10, 2019
19	250,000	-	$0.75	June 12, 2015	June 12, 2019
20	333,332	-	$0.75	June 12, 2015	June 10, 2019
21	666,667	-	$0.75	June 19, 2015	June 19, 2019
22	200,000	-	$0.75	April 15, 2015	April 15, 2018
23	100,000	-	$0.75	April 15, 2015	April 15, 2018
24	100,000	-	$0.75	April 15, 2015	April 15, 2018
25	300,000	-	$0.75	April 15, 2015	April 15, 2018
26	100,000	-	$0.75	April 15, 2015	April 15, 2018
27	83,335	-	$0.75	June 23, 2015	June 23, 2019
Total	6,050,002	-

During the six months ended June 30, 2015, the Company issued 6,050,002 warrants related to the Company’s 9% Convertible Promissory Notes. No warrants expired, were canceled or repriced during the six months ended June 30, 2015.

NOTE 6 – MERGER

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

NOTE 7 – BUSINESS COMBINATIONS

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
__________

1) The fair value of the 2,160,000 ordinary shares issued as part of the consideration paid for FUNMAP was determined on the basis of the closing price of the Company's ordinary shares of $1.84 on the acquisition date discounted 15% for lack of marketability (DLOM).

RND Enterprises Inc. Asset Purchase

On June 17, 2015, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with RND Enterprises, Inc. (the “RND”), pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder Mr. David Moyal, for a purchase price of $1,000,000, consisting of $200,000 in cash and $800,000 in shares of common stock. Immediately prior to the transaction, the 5% shareholder of RND transferred all his interests in RND to Mr. Moyal for nominal amount. In consideration, the Company agreed to pay to the minority shareholder $30,000 in cash and issue 750,000 shares of common stock valued at $0.40 per share. In aggregate, the Company completed the acquisition transaction for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in the restricted shares of the Company’s common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction was closed on June 17, 2015. 750,000 shares of common stock valued at $300,000 were unissued as of June 30, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine.

The Company accounted for the purchase using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the consolidated financial statements, in conformity with ASC 820, represent the Company’s best estimates using industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

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

The table below summarizes the preliminary estimates of fair value of the RND assets acquired and liabilities assumed as of the acquisition date. The net enterprise value of the net assets purchased was valued at $1,330,000 which represented both the cash paid and restricted common stock issued by the Company.

The preliminary purchase price allocation is as follows:

Net tangible assets acquired and liabilities assumed:
Assets			$-
Liabilities
Amount of purchase price allocated to intangibles			1,330,000
Net assets acquired			$1,330,000

Consideration paid:
2,750,000 shares of common stock	1)	$1,100,000
Cash at closing		230,000
Total consideration			$1,330,000
__________

1) The fair value of the 2,750,000 common stock issued as part of the consideration paid was determined to be $0.40 per share which is consistent with the price paid per share of $0.30 included in our 9% Convertible Promissory Notes.

Pro Forma Adjusted Summary

The results of operations for FUMNAP and RND have been included in the condensed consolidated financial statements subsequent to their acquisition dates. The Company determined that the results of operation for RND for the period June 18, 2015 — June 30, 2015 were immaterial and therefore did not include RND’s results of operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2015. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the dates of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management’s estimates.

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisitions had occurred on January 1, 2014. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	Three Months Ended June 30,
	2015	2014
Net revenue	$232,441	$517,182
Gross profit	70,482	318,191
Operating costs	(694,364)	(336,772)
Stock compensation	(181,190)	-
Interest expense	(195,099)	-
Net income (loss)	$(1,000,171)	$(18,581)

	Six Months Ended
	June 30,
	2015	2014
Net revenue	$445,305	$1,051,074
Gross profit	172,921	636,042
Operating costs	(1,081,808)	(706,608)
Stock compensation	(1,153,240)	-
Goodwill impairment	(2,729,834)	-
Interest expense	(231,595)	-
Net (loss)	$(5,023,556)	$(70,566)

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company recorded revenue of $53,137 and $89,237 and net loss of $56,228 and $54,923 from FUNMAP for the three and six months ended June 30, 2015, respectively. The Company impaired $2,729,834 of goodwill related to the FUNMAP purchase, See “NOTE 8 – GOODWILL” for additional information.

NOTE 8 – GOODWILL

The carrying amount of goodwill as of June 30, 2015 is as follows:

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

On March 31, 2015, we performed a goodwill impairment test and estimated the fair value of our reporting unit based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our FUNMAP reporting unit was projected based on our estimates of future revenues, operating income and other factors (such as working capital and capital expenditures). The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the cash flows for the reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. We determined that the carry value of goodwill exceeded the fair value under the income and market approach. As a result we impaired $2,729,834 as of June 30, 2015 based on the income approach.

NOTE 9 – Subsequent Events

From July 1, 2015 through August 13, 2015, the Company issued 300,000 shares of restricted common stock and recorded $90,000 in stock compensation expense in exchange for services valued at the fair value of services performed. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

On July 9, 2015, the holder of the Company’s Series A Preferred stock converted 9,212,699 shares of Series A Preferred stock into 9,212,699 shares of common stock.

The company issued three 9% Convertible Promissory Notes, including 666,670 stock purchase warrants in exchange for $200,000.

The remaining 750,000 shares of common stock to be issued pursuant to the RND asset purchase were issued.

On July 29, 2015, the Company issued 1.5 million common stock purchase warrants to Patrick Kolenik, pursuant to a consulting agreement. The consulting agreement has a term of 24 months with compensation in the form of 1.5 million warrants.

On July 29, 2015, the Company issued 1.5 million common stock purchase warrants Carry W Sucoff pursuant to a consulting agreement dated June 22, 2015. The consulting agreement has a term of 24 months with compensation in the form of 1.5 million warrants.

Both warrants contain identical terms including Piggyback registration rights, cashless exercise, 5 year life, $0.30 exercise price and shares of warrant stock cannot be sold prior to February 1, 2016 unless any of the shares owned or controlled by Robert Blair or TBG Holdings, or any of their affiliates, are sold, or are included in a registration statement for resale during that period. The fair value of the warrants was $0.274. The fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 152%; risk free interest rate - 1.62%; expected dividend rate - 0% and expected life - 5 years. The resulting total compensation expense of $822,000 will be recognized ratably over the 24 month consulting term.

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

Overview

 Through the Merger with Multimedia Platforms, LLC, acquisition of Columbia Funmap, Inc., and asset purchase of RND Enterprises, Inc.’s Next Magazine, the Company has transformed its operations to become an industry-leading multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. The Company teams utilize its proven business model to deliver niche publications and online platforms that target one of the most sought-after demographics in the world, the Lesbian, Gay, Bisexual and Transgender population (“LGBT”). The Company has recently expanded its concept to include video and mobile applications reaching deep into the international LGBT community. The Company's top brands include The Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events, Guy Magazine, a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace and Next Magazine, a weekly comprehensive lifestyle resource for all gay New Yorkers since 1993. The Company's plan to interweave print, web and mobile delivery of the highest quality news and entertainment information via a variety of platforms crosses all cultural, generational and preferred modality barriers to reach an unprecedented audience.

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

Business Strategy

The Company is initially targeting the LGBT (Lesbian, Gay, Bisexual, Transgender population) as a multimedia company. The Company will position its trusted technology as a leader in the LGBT community to deliver advertisers’ messages and cutting-edge content worldwide to the company’s readers and viewers through multiple delivery systems, which include but are not limited to websites, mobile applications, entertainment magazines and newspapers. Growth will be achieved through strategic acquisitions and joint ventures in targeted markets. The Company has identified several targeted acquisitions that will add new markets, advertisers and revenues. The willingness for existing publications to sell or JV is based in part on the rise of online only publications and also on the print media's general failure to successfully transition to a print/online hybrid revenue model. The Company has done both and created a flexible online social media sharing platform that can easily be adapted to other publications.

Our Industry

The Global lesbian, gay, bisexual and transgender (LGBT) population is estimated to be more than 400 million, with a purchasing power estimated at $3 trillion. LGBT buying power is diverse in ethnicity and socioeconomic status, and are an incredibly loyal constituency. Based on a diverse range of LGBT population estimates and more than a hundred online population samples conducted by expert research partners at Harris Interactive over the twelve years, the 2013 analysis estimates approximately 6 to 7% of the adult U.S. population as willing to self-identify as lesbian, gay, bisexual and/or transgender, or between 15-16 million adults, a figure that has risen slowly year after year. The overall United States LGBT community is projected to have a purchasing power of $850 Billon.

Competition

In our market niche, we are unique in being the only publicly traded media conglomerate. Other LBGT media companies are not considered to be competition but rather acquisition targets.

Results of Operations

Three and Six Months Ended June 30, 2015 Compared With the Three and Six Months Ended June 30, 2014.

Revenue

During the three months ended June 30, 2015, net revenue increased $77,605 or 50.1% to $232,441 compared to $154,836 during the three months ended June 30, 2014. During the six months ended June 30, 2015, net revenue increased $121,158 or 40.2% to $422,526 compared to $301,368 during the six months ended June 30, 2014. Revenue increased during the three and six months ended June 30, 2015 compared to the same period of the prior year due to expanded circulation and increased sales efforts and the inclusion of FUNMAP revenues from March 1 – June 30, 2015 of $89,237.

Cost of Sales and Gross Profit

During the three months ended June 30, 2015, cost of sales increased $98,211 to $161,959 compared to $63,748 during the three months ended June 30, 2014. During the six months ended June 30, 2015, cost of sales increased $138,983 to $262,384 compared to $123,401 during the six months ended June 30, 2014. Gross profit during the three months ended June 30, 2015 was $70,482 with a gross margin of 30.3% compared to $91,088 and 58.8% gross margin during the three months ended June 30, 2014. Gross profit during the six months ended June 30, 2015 was $160,142 with a gross margin of 37.9% compared to $177,967 and 59.1% gross margin during the six months ended June 30, 2014. Gross margins decreased due to increased circulation and the expansion into the central Florida market. The expansion is currently outpacing the sales gains but this trend is expected to reverse in future quarters.

Operating Expenses

A summary of our operating expense for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)
Operating expense
General and administrative	618,760	58,763	$559,997
Sales and marketing	194,886	38,714	156,172
Stock compensation	181,190	-	181,190
Total operating expense	$994,836	$97,477	$897,359

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)
Operating expense
General and administrative	831,626	126,013	$705,613
Sales and marketing	296,963	79,552	217,411
Stock compensation	1,153,240	-	1,153,240
Goodwill impairment	2,729,834	-	2,729,834
Total operating expense	$5,011,663	$205,565	$4,806,098

General and administrative (“G&A”) costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs and exclude stock compensation costs. G&A costs increased by $559,997 to $618,760 during the three months ended June 30, 2015 compared to $58,763 during the three months ended June 30, 2014. G&A costs increased by $705,613 to $831,626 during the six months ended June 30, 2015 compared to $126,013 during the six months ended June 30, 2014. G&A costs increased due to increases in professional fees, outside services, personnel and travel as a result of the recent Merger and increased efforts to position the Company for future growth. Additionally, G&A costs increased in 2015 due to FUNMAP operations which costs that were absent in 2014.

Sales and marketing (“S&M”) costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs increased by $156,172 to $194,886 during the three months ended June 30, 2015 compared to $38,714 during the three months ended June 30, 2014. S&M costs increased by $217,411 to $296,963 during the six months ended June 30, 2015 compared to $79,552 during the six months ended June 30, 2014. S&M costs increased during 2015 primarily due to the build out of our website, increased public relations efforts and higher delivery and distribution costs resulting from increased volume.

Stock compensation increased as a result of the issuance of 1,294,457 shares of restricted common stock in exchange for services during the six months ended June 30, 2015.

During the six months ended June 30, 2015, pursuant to current GAAP guidelines, the Company recorded $3,479,834 of goodwill related to the Acquisition of FUNMAP. The Company performed goodwill impairment testing related to FUNMAP resulting in the impairment of $2,729,834 of goodwill resulting in a goodwill balance of $750,000 as of June 30, 2015.

Other Income (Expense)

Other income and expense was $195,099 for the three months ended June 30, 2015 compared to $0 during the three months ended June 30, 2014. Other income and expense was $231,595 for the six months ended June 30, 2015 compared to $0 during the six months ended June 30, 2014. The increase is due to the recognition of interest expense related to our convertible promissory notes under which we received $1,575,000 during the six months ended June 30, 2015. The terms of the notes provide for six months of interest expense due in upon closing. Additionally, as a result of the warrants issued with the notes and beneficial conversion feature contained in the notes, the Company recognized debt discounts totaling $1,575,000 which are being amortized over the duration of the notes resulting in $148,833 and $159,118 of amortization for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions and timely integration, increase demand for advertisers, to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

Through June 30, 2015, we have incurred an accumulated deficit of $5,453,232. This loss has been incurred through a combination of goodwill impairment of $2,729,834, stock compensation expense of $1,153,240 and professional fees and expenses supporting our plans to develop and brand our business.

At June 30, 2015, the Company had current assets of $549,355 compared to current liabilities of $566,502. During the six months ended June 30, 2015, the Company recognized net revenue of $422,526 and an operating loss adjusted to exclude the effects of stock compensation expense, goodwill impairment and depreciation of $968,397. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $915,690 during the six months ended June 30, 2015 as compared to $0 during the six months ended June 30, 2014.

Net cash used by investing activities was $196,330 during the six months ended June 30, 2015 as compared to $0 during the six months ended June 30, 2014.

Net cash provided by financing activities was $1,569,848 during the six months ended June 30, 2015 as compared to $0 during the six months ended June 30, 2014.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective, for the quarter covered by this report, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is limited segregation of duties amongst the employees. The Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

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

•

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

During the three months ended June 30, 2015, the Company issued fifteen 9% Convertible Promissory Notes totaling $1,025,000 of principal and issued 3,416,668 stock purchase warrants pursuant to Securities Purchase Agreements.

Subsequent to June 30, 2015, the Company issued three 9% Convertible Promissory Notes totaling $200,000 of principal and issued 666,670 stock purchase warrants pursuant to Securities Purchase Agreements.

The Securities Purchase Agreements, 9% Convertible Promissory Notes and Warrants all have identical terms, See “NOTE 4 – Promissory Notes” and “NOTE 9 – Subsequent Events” to our financial statements above for more information.

On June 17, 2015, the Company entered into an asset purchase agreement with RND pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder. The purchase price included the issuance of 2,750,000 shares of restricted common stock, See “NOTE 7 – BUSINESS COMBINATIONS, RND Enterprises, Inc. Asset Purchase” to our financial statements above for more information.

During the three months ended June 30, 2015, the Company issued 665,300 shares of restricted common stock in exchange for services, See ”NOTE 5 - STOCKHOLDERS’ EQUITY” to our financial statements above for more information.

Item 5. Other Information.

The Company entered into an employment agreement with its Chief Executive Officer, Robert Blair, on June 26, 2015 to memorialize the terms and conditions of Mr. Blair’s employment with the Company (the “Employment Agreement”).

Under the Employment Agreement, Mr. Blair is entitled to an annual salary of $250,000. Pursuant to the Employment Agreement, Mr. Blair is also eligible to receive an annual cash incentive bonus for each calendar year he is employed by the Company equal to $50,000 for every $2,000,000 increase in the Company’s revenue for the applicable calendar year subject to certain terms and adjustments as set forth in the Employment Agreement. Additionally, the Company agreed to grant Mr. Blair a stock option to purchase 3,000,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of the Company’s common stock as of the date of grant once the Company adopts an equity compensation plan and completes any required or necessary regulatory filings and approvals, as applicable, with respect to such a plan. Mr. Blair will vest in the shares underlying the stock option in equal annual installments over three years beginning on the first anniversary of the date of grant.

The Employment Agreement provides for severance payments in the event the Company does not renew the Employment Agreement or Mr. Blair terminates employment without “Cause,” for “Good Reason” (including in connection with a Change in Control) or as a result of death or Permanent Disability (each capitalized term as defined in the Employment Agreement). Mr. Blair’s severance payment consists of: (A) a cash amount equal to 2 times the current calendar year’s base salary, (B) acceleration to 100% vested status for all stock, stock option and other equity awards currently held and (C) prorated annual bonus for the year in which the date of termination occurs, which amount shall be determined based on attainment of the performance objectives and the number of days that Executive was employed by the Company during the year of termination.

If Mr. Blair’s employment is terminated due to non-renewal of the Employment Agreement by Mr. Blair, voluntary resignation by Mr. Blair without Good Reason or for Cause by the Company, then no severance is due to Mr. Blair under the Employment Agreement.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is attached as Exhibit 10.7 to this report and is incorporated in this report by reference.

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

10.1	Securities Purchase Agreement between the Company and Columbia Funmap, Inc. (Incorporated by reference from exhibit 10.1 to Form 8-k filed on March 5, 2015).
10.2

Share Exchange Agreement dated January 9, 2015 between the Sports Media Entertainment Corp. and Multimedia Platforms, LLC (Incorporated by reference from exhibit 1.1 to Form 8-k filed on January 23, 2015).

10.3	Form of Securities Purchase Agreement related to the private bridge note offering (Incorporated by reference from exhibit 10.3 to Form 10-Q filed on May 27, 2015).
10.4	Form of 9% Convertible Promissory Note related to the private bridge note offering (Incorporated by reference from exhibit 10.4 to Form 10-Q filed on May 27, 2015).
10.5	Form of Common Stock Purchase Warrant related to the private bridge note offering (Incorporated by reference from exhibit 10.5 to Form 10-Q filed on May 27, 2015).
10.6	Asset Purchase Agreement between Multimedia Platforms, Inc and RND Enterprises, Inc. (Incorporated by reference from exhibit 10.1 to Form 8-k filed on June 23, 2015).
10.7*	Employment Agreement between Multimedia Platforms, Inc. and Robert Blair.
10.8*	Consulting Agreement between Multimedia Platforms, Inc. and Patrick Kolenik
10.9*	Consulting Agreement between Multimedia Platforms, Inc. and Cary Sucoff
10.10*	Form of Common Stock Purchase Warrant issued to Patrick Kolenik
10.11*	Form of Common Stock Purchase Warrant issued to Cary Sucoff
99.1	Unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 2014 (Incorporated by reference from exhibit 99.1 to Form 10-Q filed on May 27, 2015)
31.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

MULTIMEDIA PLATFORMS, INC.

Date: August 14, 2015	By:	/s/ Bobby Blair
Bobby Blair
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Timothy Hart
Timothy Hart Chief Financial Officer
(Principal Financial Officer)

