Form 10-Q/A
period 2015-03-31
MULTIMEDIA PLATFORMS INC.
filed 2015-11-16
CIK 1424328

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

(954) 440-4678
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,345,653 shares of common stock, par value $0.001, were outstanding on May 13, 2015.

EXPLANATORY NOTE

Multimedia Platforms, Inc. (the "Company", "we", "us" and "our") is filing this Amendment No.1 on Form 10-Q/A (the "Amended Report") to the Quarterly Report on Form 10-Q of Multimedia Platforms, Inc. for the quarterly period ended March 31, 2015 (the "Original Report"), originally filed with the Securities and Exchange Commission (the "SEC") on May 27, 2015. The purpose of the Amended Report is to correct certain errors related to the method of accounting of the Company's convertible notes and detachable warrants contained in the financial statements and related disclosures contained in the Original Report, as described in Note 1 – Restatement.

2

Multimedia Platforms, Inc.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This quarterly report, including materials incorporated by reference herein, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning financing opportunities; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "should," "could," "estimate," "intend," "plan," "project," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this presentation. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	inability to address our negative working capital position;
●	the inability of management to effectively implement our strategies and business plans;
●	potential default under our debt agreements;
●	inability to hire or retain sufficient qualified personnel;
●	our ability to successfully identify and consummate acquisition transactions;
●	our ability to successfully integrate acquired assets or dispose of non-core assets;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional economic conditions;
●	the strength and financial resources of our competitors;
●	loss of senior management or technical personnel;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; and
●	other factors, many of which are beyond our control.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us.

Item 1. Financial Statements.

Multimedia Platforms, Inc.
Condensed Consolidated Balance Sheets (Restated)

	March 31,	December 31,
	2015	2014
	(Unaudited)
	(Restated)
ASSETS
Current assets
Cash	$335,963	$9,232
Accounts receivable	105,030	38,866
Other current assets	5,985	1,321,081
Total current assets	446,978	1,369,179

Property and equipment, net of accumulated depreciation of $874	25,329	-
Goodwill	750,000	-
Total assets	$1,222,307	$1,369,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable & accrued expenses	$86,698	$211,471
Deferred revenue	-	1,889
Line of credit	60,665	-
Loan payable - related party	123,675	116,175
Due to related parties	160,700	195,575
Accrued interest payable	26,211	140,900
Promissory notes	-	364,727
Convertible promissory notes	-	182,511
Convertible notes conversion derivative liability	1,805,461	-
Warrant liability	1,375,001	-
Total current liabilities	3,638,411	1,213,248

Long-term liabilities
Convertible promissory notes, net of discount of $539,715	10,285	-
Loan	21,587	-
Total long-term liabilities	31,872	-
TOTAL LIABILITIES	3,670,283	1,213,248

Stockholders' equity (deficit)
Series A Preferred stock, $0.001 par value 40,000,000 shares authorized; issued and outstanding 27,212,694 and 0 at March 31, 2015 and December 31, 2014, respectively.	27,213	-
Series B Preferred stock, $0.001 par value 4,000,000 shares authorized; issued and outstanding 4,000,000 and 0 at March 31, 2015 and December 31, 2014, respectively.	4,000	-
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 35,142,853 and 30,748,969 at March 31, 2015 and December 31, 2014, respectively.	35,142	30,749
Additional-paid-in-capital	4,449,910	495,298
Accumulated deficit	(6,964,241)	(370,116)
Total stockholders' equity (deficit)	(2,447,976)	155,931
Total liabilities and stockholders' equity (deficit)	$1,222,307	$1,369,179

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2015 (Restated) and 2014

	Three months Ended
	March 31,
	2015	2014
	(Restated)
Income
Net Revenue	$189,635	$146,532
Cost of sales	116,976	59,891
Gross profit	72,659	86,641

Operating expenses
General and administrative	1,209,955	95,470
Sales and marketing	60,037	12,380
Goodwill impairment	2,729,834
Total operating expenses	3,999,826	107,850

Loss from operations	(3,927,167)	(21,209)

Other Income and (Expense)
Interest expense	(26,211)	-
Accretion of debt discount	(10,285)	-
Change in fair value of convertible notes conversion derivative liability	(1,255,461)	-
Change in fair value of warrant liability	(1,375,001)	-
Total non-operating expense	(2,666,958)	-
Earnings before taxes	(6,594,125)	(21,209)
Provision for income taxes	-	-
Net loss	$(6,594,125)	$(21,209)

Net (loss) per common share basic	$(0.20)	$(0.00)
Weighted average common shares outstanding basic	32,482,799	30,748,969

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)
For the Three Months Ended March 31, 2015 (Restated)

									Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	-	$-	-	$-	30,748,969	$30,749	$495,298	$(370,116)	$155,931

Shares issued in Merger	27,212,694	27,213	4,000,000	4,000	1,502,477	1,502	(610,908)	-	(578,193)
Funds reclassified to equity from liabilities for Merger shares issued	-	-	-	-	-	-	138,874	-	138,874
Shares issued for Columbia Funmap, Inc. acquisition	-	-	-	-	2,252,250	2,252	3,455,236	-	3,457,488
Shares issued in exchange for services	-	-	-	-	639,157	639	971,410	-	972,049
Net Income (Loss)	-	-	-	-	-	-	-	(6,594,125)	(6,594,125)
Balance, March 31, 2015	27,212,694	$27,213	4,000,000	$4,000	35,142,853	$35,142	$4,449,910	$(6,964,241)	$(2,447,976)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2015 (Restated) and 2014

	Three Months Ended
	March 31,
	2015	2014
	(Restated)
Cash flows from operating activities:
Net loss	$(6,594,125)	$(21,209)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation	874	-
Share based compensation expense	972,049	-
Impairment of goodwill	2,729,834	-
Accretion of debt discount	10,285	-
Change in fair value of convertible notes conversion derivative liability	1,255,461	-
Change in fair value of warrant liability	1,375,001	-
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,783)	17,560
(Increase) decrease in other current assets	(1,388)	-
Increase (decrease) in accounts payable and accrued expenses	(14,610)	3,649
Increase (decrease) in related party payable	7,500	-
Increase (decrease) in deferred revenue	(1,889)	-
Increase (decrease) in accrued interest	26,211	-
Net cash provided by (used) in operating activities	(236,580)	-

Cash flows from investing activities:
Purchase of property, plant and equipment	(26,203)	-
Cash from acquisitions	19,208	-
Net cash provided by (used) in investing activities	(6,995)	-

Cash flows from financing activities:
Proceeds from convertible promissory notes	550,000	-
Proceeds from auto loan	22,203	-
Payment of auto loan	(617)	-
Payments of credit line	(1,280)	-
Net cash provided by (Used) in financing activities	570,306	-

Increase (decrease) in cash	326,731	-
Cash and cash equivalents at beginning of period	9,232	-
Cash and cash equivalents at end of period	$335,963	$-

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of Common Stock issued in exchange for services	$972,049	$-

(The accompanying notes are an integral part of these financial statements)

MULTIMEDIA PLATFORMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (RESTATED) AND 2014

NOTE 1 – RESTATEMENT

During the preparation of our fiscal quarter ended September 30, 2015 financial statements, the Company discovered an error in the application of accounting guidance related to our convertible notes and detachable warrants that were issued starting in March 2015. Specifically, the Company measured and recorded the beneficial conversion feature and detachable warrants pursuant to ASC 470-20, Debt with Conversion and Other Options which limits the amount of discount recognized to the face amount of the convertible notes and classifies the warrants and beneficial conversion feature discounts to equity. However, during the preparation of our fiscal quarter ended September 30, 2015 financial statements, it came to our attention that as a result of the down-round feature contained in our convertible notes and warrants, equity treatment was improper and that fair value accounting of the derivative embedded in the convertible notes and fair value of the warrants needed to be measured at each reporting period with changes in value recorded to the statement of operations. The reclassification of the originally recorded debt discount from equity to liabilities and changes in the value of the warrants and convertible notes conversion derivative liability resulted in changes to the Company's financial statements, which warranted restatement of the Company's Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 2015.

The Company has evaluated the effect of the error on all relevant periods in accordance with Staff Accounting Bulletin ("SAB") 99 and SAB 108 and determined that the impact of the error on its interim financial statements for the fiscal quarter ended March 31, 2015 was sufficiently material to warrant restatement of the Company's Original Report.

The line items that have been amended and restated are set forth below:

Balance Sheets

	March 31, 2015
	As Previously
	Reported	Adjustment	As Restated
Liabilities and Shareholders' Equity (Deficit):
Convertible notes conversion derivative liability	$-	$1,805,461	$1,805,461
Warrant liability	-	1,375,001	1,375,001
Total current liabilities	457,949	3,180,462	3,638,411
Total liabilities	489,821	3,180,462	3,670,283

Additional paid-in capital	4,999,910	(550,000)	4,449,910
Accumulated deficit	(4,333,779)	(2,630,462)	(6,964,241)
Total shareholders' equity (deficit)	732,486	(3,180,462)	(2,447,976)
Total liabilities and shareholders' equity (deficit)	$1,222,307	$-	$1,222,307

Statement of Operations

	For the Three Months Ended March 31, 2015
	As Previously
	Reported	Adjustment	As Restated
Change in fair value of convertible notes conversion derivative liability	$-	$(1,255,461)	$(1,255,461)
Change in fair value of warrant liability	-	(1,375,001)	(1,375,001)
Total non operating expense	(36,496)	(2,630,462)	(2,666,958)
Net loss	(3,963,663)	(2,630,462)	(6,594,125)
Net loss per common share (basic and diluted)	$(0.12)	$(0.08)	$(0.20)

Statement of Cash Flows

	For the Three Months Ended March 31, 2015
	As Previously
	Reported	Adjustment	As Restated
Net loss	$(3,963,663)	$(2,630,462)	$(6,594,125)
Change in fair value of convertible notes conversion derivative liability	-	1,255,461	1,255,461
Change in fair value of warrant liability	-	1,375,001	1,375,001
Net cash provided by (used) in operating activities	(236,580)	-	(236,580)

No attempt has been made in this Amended Report to modify or update other disclosures presented in the Original Report, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original Report on May 27, 2015. Accordingly, this Amended Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

Currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer have also been included as exhibits to this Form 10-Q/A.

NOTE 2 –ORGANIZATION AND GOING CONCERN

Organization

Our company's name is Multimedia Platforms, Inc. (formerly known as Sports Media Entertainment Corp.). The Company was incorporated on April 3, 1996 in the State of Nevada as Jubilee Trading Corp. On March 3, 2002, the Company changed its name to PorFavor Corp. From inception until March 2010, we operated as a broker of structural wood materials. On February 4, 2011, The Company acquired ExploreAnywhere Inc. and changed its name to the same. On December 24, 2013, the Company changed its name to Sports Media Entertainment Corp. in anticipation of a future merger.

On January 9, 2015, Multimedia Platforms, Inc. (formerly Sports Media Entertainment Corp.) (the "Registrant" and "Legal Acquirer") entered, and on February 2, 2015, closed, a Share Exchange Agreement (the "Merger"), between and among the Company and Multimedia Platforms, LLC, a Florida Limited Liability Corporation ("MMP LLC") ("Accounting Acquirer"), all the members of MMP LLC (the "Members"), Harrison Holdings, LLC and Amalfi Coast Capital (collectively, the "Debt Holders"). Pursuant to the Merger, the Registrant was (i) to issue to the Debt Holders a total of 4,000,000 shares of Series B Convertible Preferred stock in exchange for all the indebtedness of the Company totaling approximately $688,138 as of December 31, 2014; issue (ii) 21,320,832 shares of restricted common stock and (iii) 34,390,199 shares of Series A Convertible Preferred stock (collectively, the "Merger Shares") to the Members in exchange for 100% of the Members interest in MMP LLC. The Merger Shares were adjusted such that 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Convertible Preferred stock and 4,000,000 shares of Series B Convertible Preferred stock were ultimately issued. The share issuances represent approximately 97.6% of the total issued and outstanding shares of preferred and common stock of the Registrant post-closing. As a result, the Company (i) became the 100% parent of MMP LLC; (ii) assumed the operations of MMP LLC; (iii) changed its name from Sports Media Entertainment Corp. to Multimedia Platforms, Inc.; and (iv) experienced a change in control.

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

On January 16, 2015, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment and Certificate of Change (collectively, the "Amendments") with the Secretary of State of Nevada. As a result of the Amendments, the Company (i) changed its name to Multi Media Platforms, Inc., (ii) authorized a 1:30 (one-for-thirty) reverse-split of its issued and authorized common shares, (iii) authorized 40,000,000 Series A Preferred Stock, par value $0.001, and (iv) authorized 4,000,000 Series B Preferred Stock, par value $0.001.

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

During the next 12 months, the Company's foreseeable cash requirements will relate to the operations of its business. The Company may experience a cash shortfall and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company's stock or through debt issuances, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Multimedia platforms, Inc. as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company's wholly-owned subsidiaries, Columbia Funmap, Inc. from the date of acquisition on March 1, 2015, and Multimedia Platforms, LLC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. As of March 31, 2015, the Company has a 100% interest in MMP, LLC and a 100% interest in FUNMAP. The results of each of these entities are consolidated with the Company's results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 810, "Consolidation" ("ASC 810").

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

The Company's property, plant, and equipment consist of a vehicle.

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

Revenue Recognition

MMP LLC follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition.

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

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of March 31, 2015 in connection with our 9% Convertible Notes in accordance with the guidance contained in ASC 815-40-15-7F, "Contracts in Entity's Own Equity". Under that provision the Warrants were determined to be ineligible for equity classification due to provisions that may result in an adjustment to their conversion or exercise prices via a down-round feature and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the 9% Convertible Notes has been estimated using a Monte Carlo simulation.

The warrant derivative liability balance was $1,375,001 as of March 31, 2015.

During the three months ended March 31, 2015, the Company recognized a loss of $1,375,001 in the fair value of warrant related derivatives. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company's common stock decreases and will record expense when the value of the Company's stock increases. The Company's derivative liability has been measured at fair value at March 31, 2015 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company's stock, estimated probabilities of additional financing, risk-free interest rate, dilution and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the warrants would decrease as the share price decreased was also incorporated into the valuation calculation.

Derivatives - Bifurcated Conversion Option in Convertible Notes

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued Convertible Notes with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The convertible notes conversion derivative liability was $1,805,461 as of March 31, 2015.

The 9% Convertible Notes issued during the three months ended March 31, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company's own stock. The Company's derivative liability has been measured at fair value at March 31, 2015 using a Monte-Carlo Simulation.

Fair Value of Financial Instruments

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At March 31, 2015, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at March 31, 2015
	Carrying	(Level 1)	(Level 2)	(Level 3)
Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability – convertible notes	$1,805,461	$-	$-	$1,805,461
Derivative liability - warrants	1,375,001	-	-	1,375,001
Total liabilities measured at fair value	$3,180,462	$-	$-	$3,180,462

The following tables present the activity for Level 3 liabilities for the three months ended March 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Warrant Derivative Liability	Note Conversion Derivative Liability	Total
Balance – December 31, 2014	$-	$-	$-
Additions during the period	1,156,735	1,479,933	2,636,668
Total (gain) or loss from change in fair value	218,266	325,528	543,794
Balance – March 31, 2015	$1,375,001	$1,805,461	$3,180,462

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

Net Income (Loss) Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(6,594,125)	$(21,209)

Denominator:
Weighted average number of common shares outstanding	32,482,799	30,748,969

Basic and diluted EPS	$(0.20)	$(0.00)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,920,704	-
Warrants	1,833,334	-
Preferred Stock	31,212,694	-

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis", which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company's effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company's effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following:

	March 31,	December 31,
	2015	2014
Vehicle	$26,203	$-
Accumulated depreciation	(874)	-
Fixed assets, net	$25,329	$-

During the three months ended March 31, 2015 and 2014, the Company recognized $874 and $0, respectively, in depreciation expense.

NOTE 5 – DEBT

As of March 31, 2015, the Company had the following debt related balances:

	March 31, 2015		December 31, 2014
Current Debt
Convertible promissory notes	$-		$182,511
Convertible notes conversion derivative liability	1,805,461	(1)
Warrant liability	1,375,001	(1)
Promissory notes	-		364,727
Loan payable - related party	123,675	(2)	116,175
Due to related parties	160,700	(2)	195,575
Accrued interest	26,211	(1)	140,900
Total current debt	$3,491,048		$999,888

Non Current Debt
Convertible promissory notes	$550,000	(1)	$-
Debt discount	(539,715	)(1)	-
Total non current debt	10,285		-
Total debt	$3,501,333		$999,888

_________________

(1)

Related to our financing of up to $2.5 million from the issuance of 9% convertible promissory notes and detachable warrants to various parties as described below under "Financing of up to $2.5 million".

(2)	Non-interest bearing advances by related parties used to cover operations and overhead costs not covered by advertising revenues.

(3)	Pre Merger debt as of December 31, 2014 that was settled in connection with the Merger by the issuance of 4 million shares of Series B Preferred stock.

Financing of up to $2.5 million

From March 2015, the Company has entered into certain securities purchase agreements (the "Agreements") with certain accredited investors (the "Investors"). Pursuant to the Agreements, the Company is conducting a private bridge note offering, up to $2,500,000, consisting of 9% Convertible Promissory Notes (the "9% Convertible Notes") which may be voluntarily converted into shares of the Company's common stock and four-year warrants (the "Company Warrant") to purchase shares of Company's common stock. The securities are sold as units, with each unit consisting of a 9% Convertible Note, in the principal amount of $50,000 and Company Warrant to purchase 166,667 shares of the common stock, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D ("Regulation D") and/or Regulation S ("Regulation S") as promulgated under the Securities Act.

The 9% Convertible Notes are due in 18 months and include interest at the rate of 9% per annum, due semi-annually. The initial interest payment is due in advance in cash or common stock (at the discretion of the Company) at $0.30 per share. Subsequent interest payments are payable at the discretion of the Investors in cash or common stock, with stock valued based on the 10 day VWAP for 10 days before the applicable interest due date. In the event of default, the 9% Convertible Notes interest rate shall increase to the lesser of fifteen percent (15%) or the highest rate permissible by law. The 9% Convertible Notes are convertible into common stock, at the Investor's option, at a price of $0.30 per share or 85% of the price common stock is sold at the next equity or convertible debt financing with gross proceeds to the Company of no less than $1,000,000 (the "Subsequent Financing"). Upon default the conversion price shall be permanently reduced to the lesser of $0.25 per share or the 10 day VWAP then in effect on the date of default.

At no time may the 9% Convertible Notes be converted into shares of our common stock if such conversion would result in the Investors and its affiliates owning an aggregate of shares of our common stock in excess of 9.99% of the then outstanding shares of our common stock, provided such percentage may increase or decrease upon not less than 61 days prior written notice from the Investor.

The Company Warrant has a four year term and an exercise price equal to the lesser of: (i) $0.75 or (ii) 85% of the price of the common stock (or common stock equivalents, or conversion price of debt instruments sold in such offering) sold at the Subsequent Financing. The Company Warrant includes the same ownership limitation described above in connection with the Company Note. The Company Warrant includes cashless exercise rights.

In the offering through the issuance of 9% Convertible Notes, during the three months ended March 31, 2015, the Company raised $550,000 of principal and issued 1,833,334 of Company Warrants.

During the three months ended March 31, 2015, the Company recognized $26,211 of interest expense and $10,285 of debt discount accretion.

Derivative Liability related to the 9% Convertible Notes and Related Detachable Warrants

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the 9% Convertible Notes, and detachable warrants issued in connection with the 9% Convertible Notes, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company's stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at March 31, 2015.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company's 9% Convertible Notes and warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2015 is as follows:

Common stock issuable upon conversion of notes	1,920,703
Common stock issuable upon exercise of warrants	1,833,334
Stock price	$1.25
Volatility (Annual)	60%
Strike price	$0.75 warrants; $0.30 notes
Risk-free rate	1.40%
Maturity date	4 years warrants; 1.5 years notes
Dividend yield	None

The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015:

	Balance at December 31, 2014	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Fair value of derivatives upon reclass to additional paid-in capital	Balance at March 31, 2015
Warrants derivative liability	$-	$1,156,735	$218,266	$-	$1,375,001
Convertible note conversion derivative liability	-	1,479,933	325,528	-	1,805,461
Total	$-	$2,636,668	$543,794	$-	$3,180,462

NOTE 6 – LOANS

On February 3, 2015, the Company purchased a vehicle for $26,203. The Company made a down payment of $4,000 and financed $22,203. Payments are monthly $617 per month.

NOTE 7 - Stockholder's Equity

Preferred and Common Stock

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

During the three months ended March 31, 2015, the Company made the following issuances:

•

Issued 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock to purchase MMP, LLC in a share exchange for 100% of the Member interests in MMP, LLC accounted for under ASC 805-40, "Reverse Acquisitions".

•	Issued 639,157 shares of restricted common stock and recognized $972,049 of stock compensation expense in exchange for services valued at the closing price of our stock on the date of issuance.

•	Issued 2,252,250 shares to Alan Beck for the purchase of 100% of common stock issued and outstanding of FUNMAP, See "NOTE 8 – CCOLUMBIA FUNMAP, INC. ACQUISITION" below for more information.

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

Common Stock Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of March 31, 2015 and December 31, 2014 is as follows:

	Number of Warrants as of
Warrant Number	March 31, 2015	December 31, 2014	Exercise Price	Date of Issuance	Expiration Date
1-4(1)	1,833,334	-	$0.75	2015	2019
22-26(3)	800,000	-	$0.75	April 15, 2015	March 20, 2019
Total	2,633,334	-

__________________

(1)

Issued to various parties pursuant to the securities purchase agreement and 9% Convertible Notes. These warrants are accounted for at fair value and remeasured at each reporting period, See "NOTE 5 – DEBT" for more information.

(2)	Issued pursuant to prior financings with fixed conversion price, no down-round protection and included in equity.

No warrants expired, were canceled or repriced during the three months ended March 31, 2015.

NOTE 8 – Merger

On January 9, 2015, Multimedia Platforms, Inc. (formerly Sports Media Entertainment Corp.) (the "Company", "Registrant" and "Legal Acquirer") entered into a Share Exchange Agreement (the "Merger"), between and among the Company and Multimedia Platforms, LLC, a Florida Limited Liability Corporation ("Accounting Acquirer"), all the members of MMP LLC (the "Members"), Harrison Holdings, LLC and Amalfi Coast Capital (collectively, the "Debt Holders"). Pursuant to the Merger, the Registrant was (i) to issue to the Debt Holders a total of 4,000,000 shares of Series B Convertible Preferred stock in exchange for all the indebtedness of the Company totaling approximately $688,138 as of December 31, 2014; issue (ii) 21,320,832 shares of restricted common stock and (iii) 34,390,199 shares of Series A Convertible Preferred stock (collectively, the "Merger Shares") to the Members in exchange for 100% of the Members interest in MMP LLC. The Merger Shares were adjusted such that 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Convertible Preferred stock and 4,000,000 shares of Series B Convertible Preferred stock were ultimately issued. The share issuances represent approximately 97.6% of the total issued and outstanding shares of preferred and common stock of the Registrant post-closing. As a result, the Company (i) became the 100% parent of MMP LLC; (ii) assumed the operations of MMP LLC; (iii) changed its name from Sports Media Entertainment Corp. to Multimedia Platforms, Inc.; and (iv) experienced a change in control.

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

NOTE 9 – Columbia Funmap, Inc. Acquisition

The Company accounted for the purchase using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the consolidated financial statements, in conformity with ASC No. 820, "Fair Value Measurements and Disclosures" ("ASC 820"), represent the Company's best estimates using industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

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

The preliminary purchase price allocation is as follows:

The allocation of the purchase price, is as follows:

Net tangible assets acquired and liabilities assumed:
Cash and cash equivalents		$17,240
Accounts receivable		64,382
Accounts payable		(22,193)
Loans		(3,000)
Credit cards		(6,830)
Line of credit		(61,945)
Subtotal Funmap net liabilities assumed			(12,346)
Amount of purchase price allocated to goodwill			3,479,834

Net assets acquired			$3,467,488

Consideration paid:
2,160,000 shares of common stock	(1)	$3,369,600
92,250 shares of common stock issued for related party loans		87,888
Issuance of note		10,000

Total consideration			$3,467,488

_______________

1)	The fair value of the 2,160,000 ordinary shares issued as part of the consideration paid for FUNMAP was determined on the basis of our stock price.

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

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$272,214	$306,947
Gross profit	133,591	199,363
Operating costs	(358,797)	(189,995)
Stock compensation	(972,049)	-
Goodwill impairment	(2,729,834)	-
Interest expense	(36,496)	-
Change in fair value of derivative liabilities	(2,630,462)
Net income (loss)	$(6,594,047)	$9,368

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company recorded revenue of $36,100 and net income of $13,651 from FUNMAP for the period from March 1, 2015 through March 31, 2015.

NOTE 10 – GOODWILL

The carrying amount of goodwill as of March 31, 2015 is as follows:

Amount
Goodwill	$3,479,834
Accumulated impairment	(2,729,834)
Balance	$750,000

In accordance with FASB ASC 350, "Intangibles – Goodwill and Other," we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review at the end of each fiscal year.

On March 31, 2015, we performed a goodwill impairment test and estimated the fair value of our reporting unit based on the income approach (also known as the discounted cash flow ("DCF") method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our FUNMAP reporting unit was projected based on our estimates of future revenues, operating income and other factors (such as working capital and capital expenditures). The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the cash flows for the reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. We determined that the carry value of goodwill exceeded the fair value under the income and market approach. As a result we impaired $2,729,834 as of March 31, 2015 based on the income approach.

NOTE 11 – Subsequent Events

The following convertible notes and detachable warrants were issued subsequent to March 31, 2015 as reported in the Original Report. The notes were issued pursuant to the Financing of up to $2.5 million as described above under NOTE 5 – Debt:

•	$50,000 note and 166,667 warrants on April 20, 2015
•	$100,000 note and 333,332 warrants on April 22, 2015
•	$25,000 note and 83,333 warrants on May 7, 2015
•	$50,000 note and 166,667 warrants on May 18, 2015
•	$50,000 note and 166,667 warrants on May 18, 2015
•	$50,000 note and 166,667 warrants on May 20, 2015

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. These forward-looking statements involve risks, uncertainties and other factors. All forward-looking statements included in this quarterly report are based on information available to us on the date hereof and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. The factors discussed elsewhere in this quarterly report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.

Overview

 The Company no longer carries on the business of selling computer software. Through the Merger with Multimedia Platforms, LLC and acquisition of Columbia Funmap, Inc., the Company has transformed its operations to become an industry-leading multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. The Company teams utilize its proven business model to deliver niche publications and online platforms that target one of the most sought-after demographics in the world, the Lesbian, Gay, Bisexual and Transgender population ("LGBT"). The Company has recently expanded its concept to include video and mobile applications reaching deep into the international LGBT community. The Company's top brands include The Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events; and Guy Magazine, a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace. The Company's plan to interweave print, web and mobile delivery of the highest quality news and entertainment information via a variety of platforms crosses all cultural, generational and preferred modality barriers to reach an unprecedented audience.

Products and Services

The Company has developed an advanced social media platform, The Global Agenda Network, where advertisers' social media platforms, like Facebook, Twitter, etc., are connected to an App and web portal where social media response pages respond in real time – allowing for the consumer and business to have a real-time relationship with information and content 24/7. By harnessing the power of individuals, their businesses & their relationships by merging print & social media through technology, The Company has created a diverse channel for business owners from all over the world to interact and sell their products and services to an ever-growing family of interconnected loyal readers and viewers.

Business Strategy

The Company is initially targeting the LGBTQ (Lesbian, Gay, Bisexual, Transgender population) as a multimedia company. The Company will position its trusted technology as a leader in the LGBTQ community to deliver advertisers' messages and cutting-edge content worldwide to the company's readers and viewers through multiple delivery systems, which include but are not limited to websites, mobile applications, entertainment magazines and newspapers. Growth will be achieved through strategic acquisitions and joint ventures in targeted markets. The Company has identified several targeted acquisitions that will add new markets, advertisers and revenues. The willingness for existing publications to sell or JV is based in part on the rise of online only publications and also on the print media's general failure to successfully transition to a print/online hybrid revenue model. The Company has done both and created a flexible online social media sharing platform that can easily be adapted to other publications.

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

General and administrative ("G&A") costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. G&A costs increased by $142,436 primarily due to $19,000 related to the acquisition of FUNMAP during the quarter and $121,000 related to professional fees and outside services as a result of the recent Merger and FUNMAP Acquisition and related public company costs that were absent in Q1 of 2014.

Sales and marketing ("S&M") costs include costs to promote and sell our products. S&M costs increased during Q1 2015 primarily due to the build out of our website and increased public relations efforts.

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

Other Income (Expense)

Other income and expense was $2,666,958 for the three months ended March 31, 2015 compared to $0 during the first quarter of 2014. All the elements of other expense are related to our 9% convertible promissory notes and detachable warrants, including $26,211 of interest expense $10,285 of accretion due to the debt discount, 1,255,461 related to the fair value of the notes conversion derivative liability and $1,375,001 related to the fair value of the detachable warrants.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions and timely integration, increase demand for advertisers, to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

Through March 31, 2015, we have incurred an accumulated deficit of $6,964,241. This loss has been incurred through a combination of goodwill impairment of $2,729,834, stock compensation expense of $972,049, fair value of derivative liabilities of $2,630,462, professional fees and expenses supporting our plans to develop and brand our business.

At March 31, 2015, the Company had current assets of $446,978 compared to current liabilities of $3,670,283. During the three months ended March 31, 2015, the Company had revenue of $189,635 and loss from operations of $225,284 adjusted for goodwill impairment and stock compensation expense. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of March 31, 2015. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, the Company's internal controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting described below.

Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management's assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2015:

•

A material weakness in the Company's internal control over financial reporting exists in that there is limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Restatement of Previously Issued Financial Statements

As discussed above in the Explanatory Note, during the preparation of our fiscal quarter ended September 30, 2015 financial statements, the Company discovered an error in the application of accounting guidance related to our convertible notes and detachable warrants that were issued starting in March 2015. Specifically, the Company measured and recorded the beneficial conversion feature and detachable warrants pursuant to ASC 470-20, Debt with Conversion and Other Options which limits the amount of discount recognized to the face amount of the convertible notes and classifies the warrants and beneficial conversion feature discounts to equity. However, during the preparation of our fiscal quarter ended September 30, 2015 financial statements, it came to our attention that as a result of the down-round feature contained in our convertible notes and warrants, equity treatment was improper and that fair value accounting of the derivative embedded in the convertible notes and fair value of the warrants needed to be measured at each reporting period with changes in value recorded to the statement of operations. The reclassification of the originally recorded debt discount from equity to liabilities and changes in the value of the warrants and convertible notes conversion derivative liability resulted in changes to the Company's financial statements, which warranted restatement of the Company's Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 2015.

As a result of the restatement described in this restated Quarterly Report on Form 10-Q/A, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management and outside consultants, re-evaluated the effectiveness of the Company's internal controls over financial reporting as of March 31, 2015 in accordance with the assessment and testing procedures described above. Based on this re-evaluation, and because the impact of the errors on the Company's quarterly financial statements for the fiscal quarter ended March 31, 2015 described in the Explanatory Note to this Amended Report was sufficiently material to warrant restatement of the Company's Quarterly Reports on Form 10-Q, we have determined that the following additional material weakness in internal controls over financial reporting existed as of March 31, 2015:

•

We did not maintain effective controls to provide reasonable assurance that our convertible notes conversion derivative liability and warrant liability was being accounted for correctly during the fiscal quarter ended March 31, 2015. This material weakness resulted in errors in our financial statements and related disclosures, including inaccuracies in previously unreported fair value of convertible notes derivative liability and warrant liability, net gain/loss and total shareholders' equity.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2015, based on the Internal Control—Integrated Framework issued by COSO (2013).

Remediation Efforts

We plan to make necessary changes and improvements to the overall design of our control environment to address the material weaknesses in internal control over financial reporting described above. In particular, we expect to hire additional staff to assist with complex accounting issues such as convertible securities. Additionally, we will perform an analysis of all automated and manual procedures to strengthen the effectiveness of our segregation of duties.

Management believes through the implementation various control environment improvements, we will significantly improve our internal controls, the completeness and accuracy of underlying accounting data and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation efforts noted above are subject to our internal control assessment, testing, and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to accredited and sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission, including the following:

•

Our annual report to stockholders for the most recent fiscal year, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the "Exchange Act").

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

During the three months ended March 31, 2015, the Company issued four 9% Convertible Promissory Notes totaling $550,000 of principal and issued 1,833,334 stock purchase warrants pursuant to Securities Purchase Agreements. Subsequent to March 31, 2015, the Company issued three 9% Convertible Promissory Notes totaling $300,000 of principal and issued 1,000,001 stock purchase warrants pursuant to Securities Purchase Agreements. The Securities Purchase Agreements, 9% Convertible Promissory Notes and Warrants all have identical terms, See "NOTE 4 – Promissory Notes" and "NOTE 10 – Subsequent Events" to our financial statements above for more information.

During the three months ended March 31, 2015, the Company issued 27,212,694 shares of Series A Preferred Stock, 4,000,000 shares of Series B Preferred Stock and 30,748,969 shares of restricted common stock pursuant to the Merger, See "NOTE 7 – MERGER" to our financial statements above for more information.

On February 27, 2015, the Company entered into a Securities Purchase Agreement with, Columbia Funmap, Inc., a New Jersey Corporation, and Alan H. Beck, the President of FUNMAP for the purchase of 100% of common stock issued and outstanding of FUNMAP. The purchase price included the issuance of 2,160,000 shares of restricted common stock to Mr. Beck and repayment of related party debt of $92,250 by issuing an additional 92,250 shares of restricted common stock to Mr. Beck, See "NOTE 8 – Columbia Funmap, Inc. Acquisition" to our financial statements above for more information.

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

On February 3, 2015, the Board of Directors elected Peter Jackson as Director and President of the Company.

On February 3, 2015, the Board of Directors elected Kevin Hopper as Chief Operations Officer of the Company.

On March 31, 2015, the Board of Directors elected Patrick Kolenik as an independent Director of the Company.

On March 31, 2015, the Board of Directors elected C Lawrence Rutstein as an independent Director of the Company.

Biographical information for the officers and directors above can be found on the Company's Current Report on Form 8-K/A filed with the SEC on May 22, 2015

On March 5, 2015, the Company filed form 8-k with the SEC disclosing the acquisition of Columbia Funmap, Inc. Pursuant to Item 9.01 of Form 8-K, the Company is including as exhibits to this current report the following:

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

10.3	Form of Securities Purchase Agreement related to the $850,000 private bridge note offering (Incorporated by reference from exhibit 10.3 to Form 10-Q filed on May 27, 2015)
10.4	Form of 9% Convertible Promissory Note related to the $850,000 private bridge note offering (Incorporated by reference from exhibit 10.4 to Form 10-Q filed on May 27, 2015)
10.5	Form of Common Stock Purchase Warrant related to the $850,000 private bridge note offering (Incorporated by reference from exhibit 10.5 to Form 10-Q filed on May 27, 2015)
99.1	Unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 2014. (Incorporated by reference from exhibit 99.1 to Form 10-Q filed on May 27, 2015)
31.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

MULTIMEDIA PLATFORMS, INC.

Date: November 16, 2015	By:	/s/ Bobby Blair
Bobby Blair
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Timothy Hart
Timothy Hart
Chief Financial Officer (Principal Financial Officer)

