Form 10-Q/A
period 2015-06-30
MULTIMEDIA PLATFORMS INC.
filed 2015-11-16
CIK 1424328

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

EXPLANATORY NOTE

Multimedia Platforms, Inc. (the "Company", "we", "us" and "our") is filing this Amendment No.1 on Form 10-Q/A (the "Amended Report") to the Quarterly Report on Form 10-Q of Multimedia Platforms, Inc. for the quarterly period ended June 30, 2015 (the "Original Report"), originally filed with the Securities and Exchange Commission (the "SEC") on August 14, 2015. The purpose of the Amended Report is to correct certain errors related to the method of accounting of the Company's convertible notes and detachable warrants contained in the financial statements and related disclosures contained in the Original Report, as described in Note 1 – Restatement.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Multimedia Platforms, Inc.
Condensed Consolidated Balance Sheets (Restated)

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(Restated)
ASSETS
Current assets
Cash	$467,060	$9,232
Accounts receivable	62,210	38,866
Other current assets	20,085	1,321,081
Total current assets	549,355	1,369,179

Property and equipment, net of accumulated depreciation of $50	15,489	-

Other assets
Goodwill	750,000	-
Intangibles	1,330,000	-
Total other assets	2,080,000	-
Total assets	$2,644,844	1,369,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable & accrued expenses	134,843	211,471
Deferred revenue	-	1,889
Line of credit	56,793	-
Loan payable - related party	133,189	116,175
Due to related parties	169,200	195,575
Accrued interest payable	72,477	140,900
Promissory notes	-	364,727
Convertible promissory notes	-	182,511
Convertible notes conversion derivative liability	5,766,170	-
Warrant liability	4,200,004	-
Total current liabilities	10,532,676	1,213,248

Long-term liabilities
Convertible promissory notes, net of discount of $1,415,882	159,118	-
Total long-term liabilities	159,118	-
TOTAL LIABILITIES	10,691,794	1,213,248

Stockholders' equity (deficit)
Series A Preferred stock, $0.001 par value 40,000,000 shares authorized; issued and outstanding 27,212,694 and 0 at June 30, 2015 and December 31, 2014, respectively.	27,213	-
Series B Preferred stock, $0.001 par value 4,000,000 shares authorized; issued and outstanding 4,000,000 and 0 at June 30, 2015 and December 31, 2014, respectively.	4,000	-
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 37,798,153 and 30,748,969 at June 30, 2015 and December 31, 2014, respectively.	37,798	30,749
Additional-paid-in-capital	5,428,445	495,298
Common stock issuable for asset purchase	300,000	-
Accumulated (deficit)	(13,844,406)	(370,116)
Total stockholders' equity (deficit)	(8,046,950)	155,931
Total liabilities and stockholders' equity (deficit)	$2,644,844	$1,369,179

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc. Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2015 (Restated) and 2014

	Three months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014
	(Restated)		(Restated)
Income
Net Revenue	$232,441	$154,836	$422,526	$301,368
Cost of sales	161,959	63,748	262,384	123,401
Gross profit	70,482	91,088	160,142	177,967

Operating expenses
General and administrative	818,350	58,763	1,984,866	126,013
Sales and marketing	176,486	38,714	296,963	79,552
Goodwill impairment	-	-	2,729,834	-
Total operating expenses	994,836	97,477	5,011,663	205,565

Loss from operations	(924,354)	(6,389)	(4,851,521)	(27,598)

Other Income and (Expense)
Interest expense	(46,266)	-	(72,477)	-
Accretion of debt discount	(148,833)	-	(159,118)	-
Change in fair value of convertible notes conversion derivative liability	(2,935,709)	-	(4,191,170)	-
Change in fair value of warrant liability	(2,825,003)	-	(4,200,004)	-
Total non-operating expense	(5,955,811)	-	(8,622,769)	-
Earnings before taxes	(6,880,165)	(6,389)	(13,474,290)	(27,598)
Provision for income taxes	-	-	-	-
Net loss	$(6,880,165)	$(6,389)	$(13,474,290)	$(27,598)

Net (loss) per common share basic	$(0.19)	$(0.00)	$(0.39)	$(0.00)
Weighted average common shares outstanding basic	35,798,817	30,738,969	34,134,789	30,738,969

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc. Condensed Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited) For the Six Months Ended June 30, 2015 (Restated)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock			Additional paid-in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2014	-	$-	-	$-	30,748,969	$30,749	-	$495,298	$(370,116)	$155,931

Shares issued in Merger	27,212,694	27,213	4,000,000	4,000	1,502,477	1,502	-	(610,908)	-	(578,193)
Funds reclassified to equity from liabilities for Merger shares issued	-	-	-	-	-	-	-	138,874	-	138,874
Shares issued for Columbia Funmap, Inc. acquisition	-	-	-	-	2,252,250	2,252	-	3,455,236	-	3,457,488
Shares issued for RND Enterprises, Inc. asset purchase	-	-	-	-	2,000,000	2,000	300,000	798,000	-	1,100,000
Shares issued in exchange for services	-	-	-	-	1,294,457	1,295	-	1,151,945	-	1,153,240
Net Income (Loss)	-	-	-	-	-	-	-	-	(13,474,290)	(13,474,290)
Balance, June 30, 2015	27,212,694	$27,213	4,000,000	$4,000	37,798,153	$37,798	$300,000	$5,428,445	$(13,844,406)	$(8,046,950)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2015 (Restated) and 2014

	Six Months Ended June 30,
	2015	2014
	(Restated)
Cash flows from operating activities:
Net loss	$(13,474,290)	$(27,598)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation	50	-
Share based compensation expense	1,153,240	-
Impairment of goodwill	2,729,834	-
Accretion of debt discount	159,118	-
Change in fair value of convertible notes conversion derivative liability	4,191,170
Change in fair value of warrant liability	4,200,004
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	41,038	(5,930)
(Increase) decrease in other current assets	(20,085)	1,082
Increase (decrease) in accounts payable and accrued expenses	16,629	32,446
Increase (decrease) in related party payable	17,014	-
Increase (decrease) in deferred revenue	(1,889)	-
Increase (decrease) in accrued interest	72,477	-
Net cash provided by (used) in operating activities	(915,690)	-

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,538)	-
Cash paid for asset purchase	(200,000)	-
Cash from acquisitions	19,208	-
Net cash provided by (used) in investing activities	(196,330)	-

Cash flows from financing activities:
Proceeds from convertible promissory notes	1,575,000	-
Payments of credit line	(5,152)	-
Net cash provided by (Used) in financing activities	1,569,848	-

Increase (decrease) in cash	457,828	-
Cash and cash equivalents at beginning of period	9,232	-
Cash and cash equivalents at end of period	$467,060	$-

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of 1,294,457 shares of common stock issued in exchange for services	$1,153,240	$-

(The accompanying notes are an integral part of these financial statements)

MULTIMEDIA PLATFORMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (RESTATED) AND 2014

NOTE 1 – RESTATEMENT

During the preparation of our fiscal quarter ended September 30, 2015 financial statements, the Company discovered an error in the application of accounting guidance related to our convertible notes and detachable warrants that were issued starting in March 2015. Specifically, the Company measured and recorded the beneficial conversion feature and detachable warrants pursuant to ASC 470-20, Debt with Conversion and Other Options which limits the amount of discount recognized to the face amount of the convertible notes and classifies the warrants and beneficial conversion feature discounts to equity. However, during the preparation of our fiscal quarter ended September 30, 2015 financial statements, it came to our attention that as a result of the down-round feature contained in our convertible notes and warrants, equity treatment was improper and that fair value accounting of the derivative embedded in the convertible notes and fair value of the warrants needed to be measured at each reporting period with changes in value recorded to the statement of operations. The reclassification of the originally recorded debt discount from equity to liabilities and changes in the value of the warrants and convertible notes conversion derivative liability resulted in changes to the Company's financial statements, which warranted restatement of the Company's Quarterly Reports on Form 10-Q for the fiscal quarter ended June 30, 2015.

The Company has evaluated the effect of the error on all relevant periods in accordance with Staff Accounting Bulletin ("SAB") 99 and SAB 108 and determined that the impact of the error on its interim financial statements for the fiscal quarter ended June 30, 2015 was sufficiently material to warrant restatement of the Company's Original Report.

The line items that have been amended and restated are set forth below:

Balance Sheets

	June 30, 2015
	As Previously
	Reported	Q1	Q2	Total	As Restated
Liabilities and Shareholders' Equity (Deficit):
Convertible notes conversion derivative liability	$-	$1,805,461	$3,960,709	$5,766,170	$5,766,170
Warrant liability	-	1,375,001	2,825,003	4,200,004	4,200,004
Total current liabilities	566,502	3,180,462	6,785,712	9,966,174	10,532,676
Total liabilities	725,620	3,180,462	6,785,712	9,966,174	10,691,794

Additional paid-in capital	7,003,445	(550,000)	(1,025,000)	(1,575,000)	5,428,445
Accumulated deficit	(5,453,232)	(2,630,462)	(5,760,712)	(8,391,174)	(13,844,406)
Total shareholders' equity (deficit)	1,919,224	(3,180,462)	(6,785,712)	(9,966,174)	(8,046,950)
Total liabilities and shareholders' equity (deficit)	$1,222,307	$-	$-	$-	$1,222,307

Statement of Operations

	For the Three Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Change in fair value of convertible notes conversion derivative liability	$-	$(2,935,709)	$(2,935,709)
Change in fair value of warrant liability	-	(2,825,003)	(2,825,003)
Total non operating expense	(195,099)	(5,760,712)	(5,955,811)
Net loss	(1,119,453)	(5,760,712)	(6,880,165)
Net loss per common share (basic and diluted)	$(0.03)	$(0.16)	$(0.19)

	For the Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Change in fair value of convertible notes conversion derivative liability	$-	$(4,191,170)	$(4,191,170)
Change in fair value of warrant liability	-	(4,200,004)	(4,200,004)
Total non operating expense	(231,595)	(8,391,174)	(8,622,769)
Net loss	(5,083,116)	(8,391,174)	(13,474,290)
Net loss per common share (basic and diluted)	$(0.15)	$(0.24)	$(0.39)

Statement of Cash Flows

	For the Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Net loss	$(5,083,116)	$(8,391,174)	$(13,474,290)
Change in fair value of convertible notes conversion derivative liability	-	4,191,170	4,191,170
Change in fair value of warrant liability	-	4,200,004	4,200,004
Net cash provided by (used) in operating activities	(915,690)	-	(915,690)

No attempt has been made in this Amended Report to modify or update other disclosures presented in the Original Report, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original Report on August 14, 2015. Accordingly, this Amended Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

Currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer have also been included as exhibits to this Form 10-Q/A.

NOTE 2 – ORGANIZATION AND GOING CONCERN

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

On June 17, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with RND Enterprises, Inc. ("RND"), pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder for a purchase price of $1,000,000, consisting of $200,000 in cash and $800,000 in shares of common stock. Immediately prior to the transaction, the 5% shareholder of RND transferred all his interests in RND to Mr. Moyal for nominal amount. In consideration, the Company agreed to pay to the minority shareholder $30,000 in cash and issue 750,000 shares of common stock valued at $0.40 per share. In aggregate, the Company completed the acquisition transaction for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in restricted shares of the Company's common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction was closed on June 17, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine.

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

Estimated Useful Lives
Office Equipment	3-5 years
Furniture	5 - 7 years

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

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of June 30, 2015 in connection with our 9% Convertible Notes in accordance with the guidance contained in ASC 815-40-15-7F, "Contracts in Entity's Own Equity". Under that provision the Warrants were determined to be ineligible for equity classification due to provisions that may result in an adjustment to their conversion or exercise prices via a down-round feature and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the 9% Convertible Notes has been estimated using a Monte Carlo simulation.

The warrant derivative liability balance was $4,200,004 as of June 30, 2015.

During the three and six months ended June 30, 2015, the Company recognized a loss of $2,825,003 and $4,200,004, respectively, in the fair value of warrant related derivatives. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company's common stock decreases and will record expense when the value of the Company's stock increases. The Company's derivative liability has been measured at fair value at June 30, 2015 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company's stock, estimated probabilities of additional financing, risk-free interest rate, dilution and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the warrants would decrease as the share price decreased was also incorporated into the valuation calculation.

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

The convertible notes conversion derivative liability was $5,766,170 as of June 30, 2015.

The 9% Convertible Notes issued during the three and six months ended June 30, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company's own stock. The Company's derivative liability has been measured at fair value at June 30, 2015 using a Monte-Carlo Simulation.

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

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2015, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2015
	Carrying	(Level 1)	(Level 2)	(Level 3)
Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability – convertible notes	$5,766,170	$-	$-	$5,766,170
Derivative liability – warrants	4,200,004	-	-	4,200,004
Total liabilities measured at fair value	$9,966,174	$-	$-	$9,966,174

The following tables present the activity for Level 3 liabilities for the six months ended June 30, 2015:

Fair Value Measurements Using Level 3 Inputs

	Warrant Derivative Liability	Note Conversion Derivative Liability	Total
Balance – December 31, 2014	$-	$-	$-
Additions during the period	3,239,932	4,382,817	7,622,749
Total (gain) or loss from change in fair value	960,072	1,383,353	2,343,425
Balance – June 30, 2015	$4,200,004	$5,766,170	$9,966,174

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(6,880,165)	$(6,389)	$(13,474,290)	$(27,598)

Denominator:
Weighted average number of common shares outstanding	35,798,817	30,748,969	34,134,789	30,748,969

Basic and diluted EPS	$(0.19)	$(0.00)	$(0.39)	$(0.00)

The weighted average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	5,491,591	5,491,591
Common stock purchase warrants	6,050,002	6,050,002
Preferred stock	31,212,694	31,212,694

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

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following:

	June 30,	December 31,
	2015	2014
Office equipment	$2,599	$-
Furniture and fixtures	12,939	-
Total fixed assets	15,538	-
Accumulated depreciation	(50)	-
Fixed assets, net	$15,488	$-

During the six months ended June 30, 2015 and 2014, the Company recognized $50 and $0, respectively, in depreciation expense.

NOTE 5 – DEBT

As of June 30, 2015, the Company had the following debt related balances:

	June 30, 2015		December 31, 2014
Current Debt
Convertible promissory notes	$-		$182,511	(3)
Convertible notes conversion derivative liability	5,766,170	(1)
Warrant liability	4,200,004	(1)
Promissory notes	-		364,727	(3)
Loan payable - related party	133,189	(2)	116,175	(2)
Due to related parties	169,200	(2)	195,575	(2)
Accrued interest	72,477	(1)	140,900	(3)
Total current debt	$10,341,040		$999,888

Non Current Debt
Convertible promissory notes	$1,575,000	(1)	$-
Debt discount	(1,415,882)	(1)	-
Total non current debt	159,118		-
Total debt	$10,500,158		$999,888

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

In the offering through the issuance of 9% Convertible Notes, during the three and six months ended June 30, 2015, the Company raised $1,025,000 and $1,575,000, respectively, of principal and issued 2,633,337 and 5,000,005, respectively, of Company Warrants.

During the three and six months ended June 30, 2015, the Company recognized $46,266 and $72,477, respectively, of interest expense and $148,833 and $159,118, respectively, of debt discount accretion.

Derivative Liability related to the 9% Convertible Notes and Related Detachable Warrants

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the 9% Convertible Notes, and detachable warrants issued in connection with the 9% Convertible Notes, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company's stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at June 30, 2015.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company's 9% Convertible Notes and warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2015 is as follows:

Common stock issuable upon conversion of notes	5,578,960
Common stock issuable upon exercise of warrants	5,000,005
Stock price	$1.42
Volatility (Annual)	60%
Strike price	$0.75 warrants; $0.30 notes
Risk-free rate	1.70%
Maturity date	4 years warrants; 1.5 years notes
Dividend yield	None

The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

	Balance at December 31, 2014	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Fair value of derivatives upon reclass to additional paid-in capital	Balance at June 30, 2015
Warrants derivative liability	$-	$4,382,817	$1,383,353	$-	$5,766,170
Convertible note conversion derivative liability	-	3,239,932	960,072	-	4,200,004
Total	$-	$7,622,749	$2,343,425	$-	$9,966,174

NOTE 6 – Stockholder's Equity

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

•

Issued 2,252,250 shares of restricted common stock to Alan Beck for the purchase of 100% of common stock issued and outstanding of FUNMAP, See "NOTE 7 – BUSINESS COMBINATIONS, Columbia Funmap, Inc. Acquisition" below for more information.

•

Issued 2,000,000 shares of restricted common stock pursuant to the Asset Purchase Agreement between the Company and RND Enterprises, Inc.See "NOTE 7 – BUSINESS COMBINATIONS, RND Enterprises, Inc. Asset Purchase"

Each share of Series A Preferred shall: (i) have a par value of $0.001 per share, (ii) rank on parity with the Company's common stock and any class of series of capital stock hereafter created, and (iii) be convertible into one share of common stock at the option of the holder until January 1, 2017 after which the right to convert to common stock ceases. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to the number of shares of Series A Preferred stock such holder owns. The holders of Series A Preferred stock are not entitled to any dividends declared by the Company nor do such holders have any liquidation preferences or any other asset distribution rights as it relates to the Company.

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

Common Stock Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of June 30, 2015 and December 31, 2014 is as follows:

	Number of Warrants as of
Warrant Number	March 31, 2015	December 31, 2014	Exercise Price	Date of Issuance	Expiration Date
1-21,27(1)	5,250,002	-	$0.75	2015	2019
22-26(3)	800,000	-	$0.75	April 15, 2015	March 20, 2019
Total	6,050,002	-

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

NOTE 8 – BUSINESS COMBINATIONS

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

The preliminary purchase price allocation is as follows:

Net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$17,240
Accounts receivable	64,382
Accounts payable	(22,193)
Loans	(3,000)
Credit cards	(6,830)
Line of credit	(61,945)
Subtotal Funmap net liabilities assumed	(12,346)
Amount of purchase price allocated to goodwill	3,479,834
Net assets acquired	$3,467,488

Consideration paid:
2,160,000 shares of common stock	$3,369,600 (1)
92,250 shares of common stock issued for related party loans	87,888
Issuance of note	10,000
Total consideration	$3,467,488

1) The fair value of the 2,160,000 ordinary shares issued as part of the consideration paid for FUNMAP was determined on the basis of our stock price.

RND Enterprises Inc. Asset Purchase

On June 17, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with RND Enterprises, Inc. ("RND"), pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder Mr. David Moyal, for a purchase price of $1,000,000, consisting of $200,000 in cash and $800,000 in shares of common stock. Immediately prior to the transaction, the 5% shareholder of RND transferred all his interests in RND to Mr. Moyal for nominal amount. In consideration, the Company agreed to pay to the minority shareholder $30,000 in cash and issue 750,000 shares of common stock valued at $0.40 per share. In aggregate, the Company completed the acquisition transaction for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in the restricted shares of the Company's common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction was closed on June 17, 2015. 750,000 shares of common stock valued at $300,000 were unissued as of June 30, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine.

The Company accounted for the purchase using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the consolidated financial statements, in conformity with ASC 820, represent the Company's best estimates using industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

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

The preliminary purchase price allocation is as follows:

Net tangible assets acquired and liabilities assumed:
Assets	$-
Liabilities	-
Amount of purchase price allocated to intangibles	1,330,000
Net assets acquired	$1,330,000

Consideration paid:
2,750,000 shares of common stock	$1,100,000
Cash at closing	230,000
Total consideration	$1,330,000

1) The fair value of the 2,750,000 common stock issued as part of the consideration paid was determined to be $0.40 per share which is consistent with the price paid per share of $0.30 included in our 9% Convertible Promissory Notes.

Pro Forma Adjusted Summary

The results of operations for FUMNAP and RND have been included in the condensed consolidated financial statements subsequent to their acquisition dates. The Company determined that the results of operation for RND for the period June 18, 2015 — June 30, 2015 were immaterial and therefore did not include RND's results of operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2015. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the dates of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management's estimates.

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

	Three Months Ended June 30,
	2015	2014
Net revenue	$232,441	$517,182
Gross profit	70,482	318,191
Operating costs	(694,364)	(336,772)
Stock compensation	(181,190)	-
Interest expense	(195,099)	-
Change in fair value of derivative liabilities	(5,760,712)
Net income (loss)	$(6,760,883)	$(18,581)

	Six Months Ended June 30,
	2015	2014
Net revenue	$445,305	$1,051,074
Gross profit	172,921	636,042
Operating costs	(1,081,808)	(706,608)
Stock compensation	(1,153,240)	-
Goodwill impairment	(2,729,834)	-
Interest expense	(231,595)	-
Change in fair value of derivative liabilities	(8,391,174)
Net (loss)	$(13,414,730)	$(70,566)

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company recorded revenue of $53,137 and $89,237 and net loss of $56,228 and $54,923 from FUNMAP for the three and six months ended June 30, 2015, respectively. The Company impaired $2,729,834 of goodwill related to the FUNMAP purchase, See "NOTE 8 – GOODWILL" for additional information.

NOTE 9 – GOODWILL

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

NOTE 10 – Subsequent Events

From July 1, 2015 through August 13, 2015, the Company issued 300,000 shares of restricted common stock and recorded $90,000 in stock compensation expense in exchange for services valued at the fair value of services performed. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

On July 9, 2015, the holder of the Company's Series A Preferred stock converted 9,212,699 shares of Series A Preferred stock into 9,212,699 shares of common stock.

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

Overview

 Through the Merger with Multimedia Platforms, LLC, acquisition of Columbia Funmap, Inc., and asset purchase of RND Enterprises, Inc.'s Next Magazine, the Company has transformed its operations to become an industry-leading multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. The Company teams utilize its proven business model to deliver niche publications and online platforms that target one of the most sought-after demographics in the world, the Lesbian, Gay, Bisexual and Transgender population ("LGBT"). The Company has recently expanded its concept to include video and mobile applications reaching deep into the international LGBT community. The Company's top brands include The Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events, Guy Magazine, a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace and Next Magazine, a weekly comprehensive lifestyle resource for all gay New Yorkers since 1993. The Company's plan to interweave print, web and mobile delivery of the highest quality news and entertainment information via a variety of platforms crosses all cultural, generational and preferred modality barriers to reach an unprecedented audience.

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

Business Strategy

The Company is initially targeting the LGBT (Lesbian, Gay, Bisexual, Transgender population) as a multimedia company. The Company will position its trusted technology as a leader in the LGBT community to deliver advertisers' messages and cutting-edge content worldwide to the company's readers and viewers through multiple delivery systems, which include but are not limited to websites, mobile applications, entertainment magazines and newspapers. Growth will be achieved through strategic acquisitions and joint ventures in targeted markets. The Company has identified several targeted acquisitions that will add new markets, advertisers and revenues. The willingness for existing publications to sell or JV is based in part on the rise of online only publications and also on the print media's general failure to successfully transition to a print/online hybrid revenue model. The Company has done both and created a flexible online social media sharing platform that can easily be adapted to other publications.

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

Sales and marketing ("S&M") costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs increased by $156,172 to $194,886 during the three months ended June 30, 2015 compared to $38,714 during the three months ended June 30, 2014. S&M costs increased by $217,411 to $296,963 during the six months ended June 30, 2015 compared to $79,552 during the six months ended June 30, 2014. S&M costs increased during 2015 primarily due to the build out of our website, increased public relations efforts and higher delivery and distribution costs resulting from increased volume.

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

Other Income (Expense)

Other income and expense was $5,955,811 and $8,622,769 for the three and six months ended June 30, 2015, respectively, compared to $0 during the three and six months ended June 30, 2014, respectively. All the elements of other expense are related to our 9% convertible promissory notes and detachable warrants, including $46,266 and 72,477 of interest expense, $148,833 and $159,118 of accretion due to the debt discount and $5,760,712 and $8,391,174 related to the fair value of the notes conversion derivative liability and warrants derivative liability during the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions and timely integration, increase demand for advertisers, to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

Through June 30, 2015, we have incurred an accumulated deficit of $13,844,406. This loss has been incurred through a combination of goodwill impairment of $2,729,834, stock compensation expense of $1,153,240, fair value of derivative liabilities of $8,391,174, and professional fees and expenses supporting our plans to develop and brand our business.

At June 30, 2015, the Company had current assets of $549,355 compared to current liabilities of $10,532,676. During the six months ended June 30, 2015, the Company recognized net revenue of $422,526 and an operating loss adjusted to exclude the effects of stock compensation expense, goodwill impairment and depreciation of $968,397. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of June 30, 2015. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, the Company's internal controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting described below.

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

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management's assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2015:

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

Restatement of Previously Issued Financial Statements

As discussed above in the Explanatory Note, during the preparation of our fiscal quarter ended September 30, 2015 financial statements, the Company discovered an error in the application of accounting guidance related to our convertible notes and detachable warrants that were issued starting in March 2015. Specifically, the Company measured and recorded the beneficial conversion feature and detachable warrants pursuant to ASC 470-20, Debt with Conversion and Other Options which limits the amount of discount recognized to the face amount of the convertible notes and classifies the warrants and beneficial conversion feature discounts to equity. However, during the preparation of our fiscal quarter ended September 30, 2015 financial statements, it came to our attention that as a result of the down-round feature contained in our convertible notes and warrants, equity treatment was improper and that fair value accounting of the derivative embedded in the convertible notes and fair value of the warrants needed to be measured at each reporting period with changes in value recorded to the statement of operations. The reclassification of the originally recorded debt discount from equity to liabilities and changes in the value of the warrants and convertible notes conversion derivative liability resulted in changes to the Company's financial statements, which warranted restatement of the Company's Quarterly Reports on Form 10-Q for the fiscal quarter ended June 30, 2015.

As a result of the restatement described in this restated Quarterly Report on Form 10-Q/A, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management and outside consultants, re-evaluated the effectiveness of the Company's internal controls over financial reporting as of June 30, 2015 in accordance with the assessment and testing procedures described above. Based on this re-evaluation, and because the impact of the errors on the Company's quarterly financial statements for the fiscal quarter ended June 30, 2015 described in the Explanatory Note to this Amended Report was sufficiently material to warrant restatement of the Company's Quarterly Reports on Form 10-Q, we have determined that the following additional material weakness in internal controls over financial reporting existed as of June 30, 2015:

  We did not maintain effective controls to provide reasonable assurance that our convertible notes conversion derivative liability and warrant liability was being accounted for correctly during the fiscal quarter ended June 30, 2015. This material weakness resulted in errors in our financial statements and related disclosures, including inaccuracies in previously unreported fair value of convertible notes derivative liability and warrant liability, net gain/loss and total shareholders' equity.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015, based on the Internal Control—Integrated Framework issued by COSO (2013).

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

Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Securities Purchase Agreements, 9% Convertible Promissory Notes and Warrants all have identical terms, See "NOTE 4 – Promissory Notes" and "NOTE 9 – Subsequent Events" to our financial statements above for more information.

On June 17, 2015, the Company entered into an asset purchase agreement with RND pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder. The purchase price included the issuance of 2,750,000 shares of restricted common stock, See "NOTE 7 – BUSINESS COMBINATIONS, RND Enterprises, Inc. Asset Purchase" to our financial statements above for more information.

During the three months ended June 30, 2015, the Company issued 665,300 shares of restricted common stock in exchange for services, See "NOTE 5 - STOCKHOLDERS' EQUITY" to our financial statements above for more information.

Item 5. Other Information.

The Company entered into an employment agreement with its Chief Executive Officer, Robert Blair, on June 26, 2015 to memorialize the terms and conditions of Mr. Blair's employment with the Company (the "Employment Agreement").

Under the Employment Agreement, Mr. Blair is entitled to an annual salary of $250,000. Pursuant to the Employment Agreement, Mr. Blair is also eligible to receive an annual cash incentive bonus for each calendar year he is employed by the Company equal to $50,000 for every $2,000,000 increase in the Company's revenue for the applicable calendar year subject to certain terms and adjustments as set forth in the Employment Agreement. Additionally, the Company agreed to grant Mr. Blair a stock option to purchase 3,000,000 shares of the Company's common stock at an exercise price per share equal to the fair market value of the Company's common stock as of the date of grant once the Company adopts an equity compensation plan and completes any required or necessary regulatory filings and approvals, as applicable, with respect to such a plan. Mr. Blair will vest in the shares underlying the stock option in equal annual installments over three years beginning on the first anniversary of the date of grant.

The Employment Agreement provides for severance payments in the event the Company does not renew the Employment Agreement or Mr. Blair terminates employment without "Cause," for "Good Reason" (including in connection with a Change in Control) or as a result of death or Permanent Disability (each capitalized term as defined in the Employment Agreement). Mr. Blair's severance payment consists of: (A) a cash amount equal to 2 times the current calendar year's base salary, (B) acceleration to 100% vested status for all stock, stock option and other equity awards currently held and (C) prorated annual bonus for the year in which the date of termination occurs, which amount shall be determined based on attainment of the performance objectives and the number of days that Executive was employed by the Company during the year of termination.

If Mr. Blair's employment is terminated due to non-renewal of the Employment Agreement by Mr. Blair, voluntary resignation by Mr. Blair without Good Reason or for Cause by the Company, then no severance is due to Mr. Blair under the Employment Agreement.

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

10.3	Form of Securities Purchase Agreement related to the private bridge note offering (Incorporated by reference from exhibit 10.3 to Form 10-Q filed on May 27, 2015).
10.4	Form of 9% Convertible Promissory Note related to the private bridge note offering (Incorporated by reference from exhibit 10.4 to Form 10-Q filed on May 27, 2015).
10.5	Form of Common Stock Purchase Warrant related to the private bridge note offering (Incorporated by reference from exhibit 10.5 to Form 10-Q filed on May 27, 2015).
10.6	Asset Purchase Agreement between Multimedia Platforms, Inc and RND Enterprises, Inc. (Incorporated by reference from exhibit 10.1 to Form 8-k filed on June 23, 2015).
10.7	Employment Agreement between Multimedia Platforms, Inc. and Robert Blair(Incorporated by reference from exhibit 10.7 to Form 10-Q filed on August 14, 2015).
10.8	Consulting Agreement between Multimedia Platforms, Inc. and Patrick Kolenik (Incorporated by reference from exhibit 10.8 to Form 10-Q filed on August 14, 2015).
10.9	Consulting Agreement between Multimedia Platforms, Inc. and Cary Sucoff (Incorporated by reference from exhibit 10.9 to Form 10-Q filed on August 14, 2015).
10.10	Form of Common Stock Purchase Warrant issued to Patrick Kolenik (Incorporated by reference from exhibit 10.10 to Form 10-Q filed on August 14, 2015).
10.11	Form of Common Stock Purchase Warrant issued to Cary Sucoff (Incorporated by reference from exhibit 10.11 to Form 10-Q filed on August 14, 2015).
99.1	Unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 2014 (Incorporated by reference from exhibit 99.1 to Form 10-Q filed on May 27, 2015)
31.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

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

