Form 10-Q
period 2015-09-30
MULTIMEDIA PLATFORMS INC.
filed 2015-11-16
CIK 1424328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,612,754 shares of common stock, par value $0.001, were outstanding on November 12, 2015.

MULTIMEDIA PLATFORMS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Multimedia Platforms, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$270,073	$9,232
Accounts receivable	85,694	38,866
Other current assets	110,939	1,321,081
Deferred financing costs	620,000	-
Total current assets	1,086,706	1,369,179

Property and equipment, net of accumulated depreciation of $958	67,625	-

Other assets
Goodwill	6,734,197	-
Intangibles	500,000	-
Total other assets	7,234,197	-

Deposits	9,120	-
Total assets	$8,397,648	$1,369,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable & accrued expenses	587,062	211,471
Deferred revenue	-	1,889
Line of credit	54,663	-
Loan payable - related party	366,175	116,175
Due to related parties	196,361	195,575
Accrued interest payable	111,017	140,900
Promissory notes	170,000	364,727
Convertible promissory notes, net of discount of $193,559	356,441	182,511
Convertible notes conversion derivative liability	6,427,559	-
Warrant liability	4,503,672	-
Total current liabilities	12,772,950	1,213,248

Long-term liabilities
Convertible promissory notes, net of discount of $1,946,800	168,200	-
Accrued interest payable	1,646	-
Total long-term liabilities	169,846	-
TOTAL LIABILITIES	12,942,796	1,213,248

Stockholders' equity
Series A Preferred stock, $0.001 par value 40,000,000 shares authorized; issued and outstanding 17,999,995 and 0 at September 30, 2015 and December 31, 2014, respectively.	18,000	-
Series B Preferred stock, $0.001 par value 4,000,000 shares authorized; issued and outstanding 1,435,598 and 0 at September 30, 2015 and December 31, 2014, respectively.	1,436	-
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 51,175,254 and 30,748,969 at September 30, 2015 and December 31, 2014, respectively.	51,175	30,749
Additional-paid-in-capital	7,887,845	495,298
Common stock payable	4,230,000	-
Deferred compensation	(719,250)	-
Accumulated (deficit)	(16,014,354)	(370,116)
Total stockholders' equity	(4,545,148)	155,931
Total liabilities and stockholders' equity	$8,397,648	$1,369,179

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Income
Net Revenue	$437,526	$143,517	$860,052	$444,885
Cost of sales	297,112	78,645	559,496	202,046
Gross profit	140,414	64,872	300,556	242,839

Operating expenses
General and administrative	1,536,879	143,482	3,564,331	326,986
Sales and marketing	121,583	19,533	251,558	41,594
Services - related party	72,950	-	197,350	-
Goodwill impairment	-	-	2,729,834	-
Total operating expenses	1,731,412	163,015	6,743,073	368,580

Loss from operations	(1,590,998)	(98,143)	(6,442,517)	(125,741)

Other Income and (Expense)
Interest expense	(38,372)	-	(110,849)	-
Accretion of debt discount	(365,523)	-	(524,641)	-
Change in fair value of convertible notes conversion derivative liability	128,611	-	(4,062,559)	-
Change in fair value of warrant liability	(303,668)	-	(4,503,672)	-
Total non-operating expense	(578,952)	-	(9,201,721)	-
Earnings before taxes	(2,169,950)	(98,143)	(15,644,238)	(125,741)
Provision for income taxes	-	-	-	-
Net loss	$(2,169,950)	$(98,143)	$(15,644,238)	$(125,741)

Net (loss) per common share basic	$(0.04)	$(0.00)	$(0.39)	$(0.00)
Weighted average common shares outstanding basic	53,547,139	30,748,969	40,626,967	30,748,969

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2015

								Additional paid-in			Total Stockholders'
	Preferred Stock Series A		Preferred Stock Series B		Common Stock				Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Compensation	Deficit	Equity
Balance, December 31, 2014	-	$-	-	$-	30,748,969	$30,749	-	$495,298	-	$(370,116)	$155,931
Shares issued in Merger	27,212,694	27,213	4,000,000	4,000	1,502,477	1,502	-	(610,908)	-	-	(578,193)
Conversion of Series A preferred stock to common stock	(9,212,699)	(9,213)	-	-	9,212,699	9,213	-	-	-	-	-
Conversion of Series B preferred stock to common stock	-	-	(2,564,402)	(2,564)	2,564,402	2,564	-	-	-	-	-
Funds reclassified to equity from liabilities for Merger shares issued	-	-	-	-	-	-	-	138,874	-	-	138,874
Shares issued for Columbia Funmap, Inc. acquisition	-	-	-	-	2,252,250	2,252	-	3,455,236	-	-	3,457,488
Shares issued for RND Enterprises, Inc. asset purchase	-	-	-	-	2,750,000	2,750	-	1,097,250	-	-	1,100,000
Shares to be issued for New Frontiers Media, LLC purchase	-	-	-	-	-	-	4,230,000	-	-	-	4,230,000
Shares issued in exchange for services	-	-	-	-	1,644,457	1,645	-	1,625,595	-	-	1,627,240
Common stock issued for financing services	-	-	-	-	500,000	500		594,500			595,000
Issuance of 3,000,000 warrants for fair value of services	-	-	-	-	-	-	-	822,000	(719,250)	-	102,750
Discount on convertible promissory note due to detachable warrants	-	-	-	-	-	-	-	237,014	-	-	237,014
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	-	-	-	32,986	-	-	32,986
Net Income (Loss)	-	-	-	-	-	-	-	-	-	(15,644,238)	(15,644,238)
Balance, September 30, 2015	17,999,995	$18,000	1,435,598	$1,436	51,175,254	$51,175	4,230,000	$7,887,845	$(719,250)	$(16,014,354)	$(4,545,148)

Multimedia Platforms, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,644,238)	$(125,741)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation	958	-
Share based compensation expense	1,729,989	-
Impairment of goodwill	2,729,834	-
Accretion of debt discount	524,641	-
Change in fair value of convertible notes conversion derivative liability	4,062,559	-
Change in fair value of warrant liability	4,503,672	-
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	78,970	750
(Increase) decrease in other current assets	6,371	(12,033)
Increase (decrease) in accounts payable and accrued expenses	16,652	(5,065)
Increase (decrease) in related party payables	(11,568)	163,494
Increase (decrease) in deferred revenue	(1,889)	-
Increase (decrease) in accrued interest	110,849	-
Net cash provided by (used) in operating activities	(1,893,200)	21,405

Cash flows from investing activities:
Purchase of property, plant and equipment	(42,583)	-
Cash paid for asset purchase	(450,000)	-
Cash from acquisitions	19,209	-
Net cash provided by (used) in investing activities	(473,374)	-

Cash flows from financing activities:
Proceeds from convertible promissory notes	2,665,000	-
Payments of promissory notes	(25,000)	-
Payments of credit line	(10,282)	-
Net cash provided by (Used) in financing activities	2,629,718	-

Increase (decrease) in cash	263,144	21,405
Cash and cash equivalents at beginning of period	6,929	-
Cash and cash equivalents at end of period	$270,073	$21,405

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of common stock issued in exchange for services	$1,627,240	$-
Value of warrants issued for services	$822,000	$-
Warrants issued for prepaid financial advisory fees	$595,000	$-
Debt discount recorded for beneficial conversion feature	$32,986	$-
Debt discount recorded for value of warrants issued	$237,014	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MULTIMEDIA PLATFORMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 –ORGANIZATION AND GOING CONCERN

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

On January 9, 2015, Multimedia Platforms, Inc. (the "Registrant" and "Legal Acquirer") entered, and on February 2, 2015, closed, a Share Exchange Agreement (the "Merger"), between and among the Company and Multimedia Platforms, LLC, a Florida Limited Liability Corporation ("MMP LLC") ("Accounting Acquirer"), all the members of MMP LLC (the "Members"), Harrison Holdings, LLC and Amalfi Coast Capital (collectively, the "Debt Holders"). Pursuant to the Merger, the Registrant was (i) to issue to the Debt Holders a total of 4,000,000 shares of Series B Convertible Preferred stock in exchange for all the indebtedness of the Company totaling approximately $688,138 as of December 31, 2014; (ii) to issue 21,320,832 shares of restricted common stock; and (iii) to issue 34,390,199 shares of Series A Convertible Preferred stock (collectively, the "Merger Shares") to the Members in exchange for 100% of the Members interest in MMP LLC. The Merger Shares were adjusted such that 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Convertible Preferred stock and 4,000,000 shares of Series B Convertible Preferred stock were ultimately issued. The share issuances represented approximately 97.6% of the total issued and outstanding shares of preferred and common stock of the Registrant post-closing. As a result, the Company (i) became the 100% parent of MMP LLC; (ii) assumed the operations of MMP LLC; (iii) changed its name from Sports Media Entertainment Corp. to Multimedia Platforms, Inc.; and (iv) experienced a change in control.

The terms and conditions of the Merger gave rise to reverse merger accounting whereby MMP LLC was deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of MMP LLC prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of MMP LLC. Our financial statements include the assets and liabilities of both the Company and MMP LLC.

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

On June 17, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with RND Enterprises, Inc. ("RND"),a New York company, pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder for a purchase price of $1,000,000, consisting of $200,000 in cash and $800,000 in shares of common stock. Immediately prior to the transaction, the 5% shareholder of RND transferred all his interests in RND to Mr. Moyal for nominal amount. In consideration, the Company agreed to pay to the minority shareholder $30,000 in cash and issue 750,000 shares of common stock valued at $0.40 per share. In aggregate, the Company completed the acquisition transaction for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in restricted shares of the Company's common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction was closed on June 17, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine.

On September 8, 2015, the Company entered into a membership interest purchase agreement, dated as of September 8, 2015, with Mr. Michael A. Turner, the sole member of New Frontiers Media Holdings, LLC, ("Frontiers Media"), to purchase 100% of the membership interests of Frontiers Media. The purchase price reflects an enterprise value of approximately 20,240,000, including the issuance of an aggregate of 14,400,000 shares of the Company's common stock, of which 3,000,000 shares of common stock shall be placed in escrow to be released upon achieving certain milestones, $500,000 in cash, consisting of $250,000 payable at the closing date and the remaining $250,000 in the form of a Promissory Note payable at the earlier of March 31, 2016 or the closing of an underwritten offering of not less than $3,000,000, and assumed assets and liabilities. The transaction was closed on September 8, 2015. Frontiers Media is active in live events, digital, mobile, streaming video, print and outdoor signage, and is best known as the publisher of the gay lifestyle magazine, Frontiers.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the nine months ended September 30, 2015, the Company recognized net revenue of $860,052 and a net operating loss of $6,442,517 and had negative working capital of $561,454 as of September 30, 2015.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Multimedia platforms, Inc. as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company's wholly-owned subsidiaries, Columbia Funmap, Inc. from the date of acquisition on March 1, 2015, RND Enterprises, Inc. from the date of acquisition on June 17, 2015, New Frontiers Media, LLC from the date of acquisition on September 8, 2015 and Multimedia Platforms, LLC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Columbia Funmap, Inc.,RND Enterprises, Inc. and New Frontiers Media Holdings, LLC. All intercompany transactions and balances have been eliminated in consolidation. As of September 30, 2015, the Company has a 100% interest in Funmap, 100% interest in RND and 100% interest in Frontiers Media. The results of each of these entities are consolidated with the Company's results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 810, "Consolidation" ("ASC 810").

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. Depreciation for financial statement purposes is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Office Equipment	3-5 years
Furniture & equipment	5 - 7 years

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

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. We consider the terms of each arrangement to determine the appropriate accounting treatment.

Advertising Revenues

Advertising revenues are recognized at the magazine cover date, net of agency commissions and discounts. Advertising revenues from websites are recognized as impressions are delivered or as the services are performed. Customer payments received in advance of the performance of advertising services are recorded as deferred revenue in the Balance Sheets.

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of September 30, 2015 in connection with our 9% Convertible Notes in accordance with the guidance contained in ASC 815-40-15-7F, "Contracts in Entity's Own Equity". Under that provision the Warrants were determined to be ineligible for equity classification due to provisions that may result in an adjustment to their conversion or exercise prices via a down-round feature and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the 9% Convertible Notes has been estimated using a Monte Carlo simulation.

The warrant derivative liability balance was $4,503,672 as of September 30, 2015.

During the three and nine months ended September 30, 2015, the Company recognized a gain of $303,668 and loss of $4,503,672, respectively in the fair value of warrant related derivatives. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company's common stock decreases and will record expense when the value of the Company's stock increases. The Company's derivative liability has been measured at fair value at September 30, 2015 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company's stock, estimated probabilities of additional financing, risk-free interest rate, dilution and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the warrants would decrease as the share price decreased was also incorporated into the valuation calculation.

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

The convertible notes conversion derivative liability was $6,427,559 as of September 30, 2015.

The 9% Convertible Notes issued during the nine months ended September 30, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company's own stock. The Company's derivative liability has been measured at fair value at September 30, 2015 using a Monte-Carlo Simulation.

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

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2015, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at September 30, 2015
	Carrying	(Level 1)	(Level 2)	(Level 3)
Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability – convertible notes	$6,427,559	$-	$-	$6,427,559
Derivative liability - warrants	4,503,672	-	-	4,503,672
Total liabilities measured at fair value	$10,931,231	$-	$-	$10,931,231

The following tables present the activity for Level 3 liabilities for the nine months ended September 30, 2015:

Fair Value Measurements Using Level 3 Inputs

	Warrant Derivative Liability	Note Conversion Derivative Liability	Total
Balance – December 31, 2014	$-	$-	$-
Additions during the period	5,211,818	6,959,887	12,171,705
Total unrealized (gains) or losses included in net loss	(708,146)	(532,328)	(1,240,474)
Balance – September 30, 2015	$4,503,672	$6,427,559	$10,931,231

Cost of Revenues

Costs of revenues primarily relate to production (e.g., paper, printing and distribution) and editorial costs. Production costs directly related to publications are expensed in the period that revenue is recognized for a publication (e.g., on the cover date of a magazine). Staff costs recognized as Costs of revenues are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense to third parties for the three months ended September 30, 2015 and 2014 were $22,570 and $0, respectively. Advertising expense to third parties for the nine months ended September 30, 2015 and 2014 were $23,825 and $1,104, respectively.

Shipping and Handling

Costs incurred for shipping and handling are reflected in Costs of revenues in the Statements of Operations.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$2,169,950	$98,143	$15,644,238	$125,741

Denominator:
Weighted average number of common shares outstanding	53,547,139	30,748,969	40,626,967	30,748,969

Basic and diluted EPS	$0.04	$0.00	$0.39	$0.00

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A preferred stock	17,999,995	-	17,999,995	-
Series B preferred stock	1,435,598	-	1,435,598	-
Convertible promissory notes	8,240,460	-	8,240,460	-
Common stock purchase warrants	12,683,339	-	12,683,339	-

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). This ASU eliminates the requirement for retrospective application of measurement period adjustments relating to provisional amounts recorded in a business combination as of the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205 40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on our financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board's decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 – FIXED ASSETS

Fixed assets consisted of the following:

	September 30,	December 31,
	2015	2014
Office equipment	$24,599	$-
Furniture and fixtures	18,234	-
In process	25,750	-
Total fixed assets	68,583	-
Accumulated depreciation	(958)	-
Fixed assets, net	$67,625	$-

During the nine months ended September 30, 2015 and 2014, the Company recognized $958 and $0, respectively, in depreciation expense.

NOTE 4 – DEBT

As of September 30, 2015, the Company had the following debt related balances:

	September 30, 2015		December 31, 2014
Current Debt
Convertible promissory notes	$550,000	(1)	$182,511	(4)
Debt discount	(193,559	)(1)	-
Derivative liability - convertible notes	6,427,559	(1)
Derivative liability - warrants	4,503,672	(1)
Promissory notes	170,000	(3)	364,727	(4)
Loan payable - related party	366,175	(2)	116,175	(2)
Due to related parties	196,361	(2)	195,575	(2)
Accrued interest	111,017	(1)	140,900	(4)
Total current debt	$12,131,225		$999,888

Non Current Debt
Convertible promissory notes	$2,115,000	(1)	$-
Debt discount	(1,946,800	)(1)	-
Accrued interest	1,646	(1)	-
Total non current debt	169,846		-
Total debt	$12,301,071		$999,888

(1)       Related to our financing of up to $2.5 million from the issuance of 9% convertible promissory notes and detachable warrants to various parties as described below under "Financing of up to $2.5 million". Also includes $300,000 due to Lincoln Park Capital Fund, LLC as described below.

(2)       Non-interest bearing advances by related parties used to cover operations and overhead costs not covered by advertising revenues. Also, includes a promissory note with face amount of $250,000, interest of 4.5% and maturity of March 31, 2016 payable to Michael Turner, Director and President of Media Ventures Division pursuant to the purchase of New Frontiers Media, LLC on September 8, 2015, see "NOTE 7 – BUSINESS COMBINATIONS" for additional information.

(3)       Represents nine promissory notes assumed with the purchase of New Frontiers Media, LLC. The notes carry simple interest of 2% to 9% and most mature in December 2015. $27,000 is currently in default.

(4)       Pre Merger debt as of December 31, 2014 that was settled in connection with the Merger by the issuance of 4 million shares of Series B Preferred stock.

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

In the offering through the issuance of 9% Convertible Notes, during the three and nine months ended September 30, 2015, the Company raised $790,000 and $2,365,000, respectively of principal and issued 2,633,337 and 7,633,342, respectively of Company Warrants.

During the three months ended September 30, 2015, the Company recognized $35,782 of interest expense and $341,427 of debt discount accretion. During the nine months ended September 30, 2015, the Company recognized $108,259 of interest expense and $500,545 of debt discount accretion.

Derivative Liability related to the 9% Convertible Notes and Related Detachable Warrants

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the 9% Convertible Notes, and detachable warrants issued in connection with the 9% Convertible Notes, do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company's stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at September 30, 2015.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company's 9% Convertible Notes and warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2015 is as follows:

September 30, 2015
Common stock issuable upon conversion of notes	8,240,460
Common stock issuable upon exercise of warrants	7,633,342
Stock price	$1.15
Volatility (Annual)	60%
Strike price	$0.75 warrants; $0.30 notes
Risk-free rate	1.50%
Maturity date	4 years warrants; 1.5 years notes

The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015:

	Balance at December 31, 2014	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Fair value of derivatives upon reclass to additional paid-in capital	Balance at September 30, 2015
Warrants derivative liability	$-	$6,959,887	$(532,328)	$-	$6,427,559
Convertible note conversion derivative liability	-	5,211,818	(708,146)		4,503,672
Total	$-	$12,171,705	$(1,240,474)	$-	$10,931,231

Financing with Lincoln Park Capital Fund, LLC

The financing with Lincoln Park Capital Fund, LLC is part of the "Financing of up to $2,500,000" described above and is the only related transaction with different terms as described below.

On August 21, 2015, the Company issued a Senior Convertible Note (the "Senior Convertible Note") to Lincoln Park Capital Fund, LLC ("Lincoln Park") in the amount of $300,000. The Senior Convertible Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Senior Convertible Note bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default) and the principal and interest is due and payable in full on December 31, 2016 (the "Maturity Date"). Interest may be paid in the Company's common stock if the Company meets certain conditions that would allow the issuance of the Company's common stock without any trading restrictions. The Senior Convertible Note included a $30,000 original issuance discount ("OID"). As a result, the net amount received in connection with the sale of the Senior Convertible Note was $270,000. The transaction was closed on August 24, 2015.

The Company has the right to prepay the Senior Convertible Note, pursuant to the terms thereof, at any time, provided it pays a prepayment amount of 120% of the then outstanding balance, accrued interest and interest payable from the date of prepayment to the Maturity Date. The Senior Convertible Note provides for customary events of default such as failing to timely make payments under the Senior Convertible Note when due and the occurrence of certain fundamental defaults, as described in the Senior Convertible Note.

The principal amount of the Senior Convertible Note and all accrued interest is convertible at the option of Lincoln Park into shares of our common stock at any time. The conversion price of the Senior Convertible Note is $0.30, as adjusted for stock splits, stock dividends, stock combinations or other similar transactions as provided in the Note.

At no time may the Senior Convertible Note be converted into shares of our common stock if such conversion would result in Lincoln Park and its affiliates owning an aggregate of shares of our common stock in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may increase to 9.99% upon not less than 61 days prior written notice.

As additional consideration for the loan, the Company granted Lincoln Park a six-year warrant to purchase 1,000,000 shares of our common stock (the "Warrant") at an exercise price of $0.50 per share. The Warrant includes the same ownership limitation described above in connection with the Convertible Note. The Warrant includes cashless exercise rights.

The Senior Convertible Note and the Warrant were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

The Company first allocated Senior Convertible Note principal between the Senior Convertible Note, OID and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.00 per share; estimated volatility – 150%; 5-year risk free interest rate – 1.44%; expected dividend rate - 0% and expected life - 6 years. This resulted in allocating $237,014 to the warrants and $32,986 to the Senior Convertible Note and $30,000 to the OID. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Senior Convertible Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $1,767,014. As this amount resulted in a total debt discount that exceeds the Senior Convertible Note proceeds, the amount recorded for the BCF was limited to principal amount of the Senior Convertible Note. The resulting $300,000 discount is being accreted over the 16 month term of the Senior Convertible Note.

During the three months ended September 30, 2015, the Company recognized $1,646 of interest expense and $24,096 of accretion related to the debt discount.

NOTE 5 – STOCKHOLDER'S EQUITY

Preferred and Common Stock

As of September 30, 2015 and December 31, 2014, there were 51,175,254 and 1,502,477 shares of common stock outstanding, respectively. As of September 30, 2015 there were 17,999,995 shares of Series A Preferred Stock and 1,435,598 shares of Series B Preferred Stock outstanding. No preferred stock was outstanding as of December 31, 2014. All share and per share amounts have been retrospectively restated to reflect the one-for-thirty reverse stock split affected January 16, 2015.

During the nine months ended September 30, 2015, the Company issued preferred stock and common stock as follows:

•

Issued 30,748,969 shares of restricted common stock, 27,212,694 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock to purchase MMP, LLC in a share exchange for 100% of the Member interests in MMP, LLC accounted for under ASC 805-40, "Reverse Acquisitions".

•	Issued 11,777,101 shares of common stock upon the 1:1 conversion of 9,212,699 shares of Series A preferred stock and 2,564,402 shares of Series B preferred stock.

•

Issued 2,252,250 shares of restricted common stock to Alan Beck for the purchase of 100% of common stock issued and outstanding of Funmap, See "NOTE 7 – BUSINESS COMBINATIONS, Columbia Funmap, Inc. Acquisition" below for more information.

•

Issued 2,750,000 shares of restricted common stock pursuant to the Asset Purchase Agreement between the Company and RND Enterprises, Inc. See "NOTE 7 – BUSINESS COMBINATIONS, RND Enterprises, Inc. Asset Purchase"

•

Became contractually obligated to issue 14,400,000 shares of restricted common stock pursuant to the membership interest purchase agreement between the Company and New Frontiers Media Holdings, LLC. The shares were valued at $4,230,000 and issued subsequent to September 30, 2015. See "NOTE 7 – BUSINESS COMBINATIONS, New Frontiers Media Holdings, LLC"

•	Issued 1,644,457 shares of restricted common stock and recognized $1,627,240 of stock compensation expense in exchange for services valued at the fair value of services performed.

•

Issued 500,000 shares to Maxim Group, LLC as placement agent pursuant to an engagement agreement for the public offering of common stock. The shares were valued at $595,000 and capitalized until the closing of an offering at which time the asset will be reclassified to equity. In addition, the Company paid Maxim a non-refundable fee of $25,000 also capitalized until the closing of an offering at which time the asset will be reclassified to equity

Each share of Series A Preferred shall: (i) have a par value of $0.001 per share, (ii) rank on parity with the Company's common stock and any class of series of capital stock hereafter created, and (iii) be convertible into one share of common stock at the option of the holder until January 1, 2017 after which the right to convert to common stock ceases. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to the number of shares of Series A Preferred stock such holder owns. The holders of Series A Preferred stock are not entitled to any dividends declared by the Company nor do such holders have any liquidation preferences or any other asset distribution rights as it relates to the Company.

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

Common Stock Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of September 30, 2015 and December 31, 2014 is as follows:

	Number of Warrants as of
	September 30, 2015	December 31, 2014	Exercise Price	Date of Issuance	Expiration Date
(1)	7,633,342	-	$0.75	2015	2020
(2)	1,000,000	-	$0.50	August 21, 2015	August 21, 2021
(3)	800,000	-	$0.75	April 15, 2015	March 20, 2019
(4)	1,500,000	-	$0.30	July 29, 2015	July 29, 2020
(4)	1,500,000	-	$0.30	July 29, 2015	July 29, 2020
	12,433,342	-

(1)       Issued to various parties pursuant to the securities purchase agreement and 9% Convertible Notes. These warrants are accounted for at fair value and remeasured at each reporting period, See "NOTE 4 – DEBT" for more information.

(2)       Issued to Lincoln Park Capital Fund, LLC pursuant to that Senior Convertible Promissory Note dated August 21, 2015 as described under "NOTE 4 – DEBT".

(3)       Issued pursuant to prior financings with fixed conversion price, no down-round protection and included in equity.

(4)       The Company issued 3.0 million common stock purchase warrants, or 1.5 million each to Patrick Kolenik and Carry W Sucoff, pursuant to a consulting agreement entered into by each individual on July 29, 2015. The consulting agreements are identical and have a term of 24 months with compensation solely in the form of 1.5 million warrants each. Both warrants contain identical terms including Piggyback registration rights, cashless exercise, 5 year life, $0.30 exercise price and shares of warrant stock cannot be sold prior to February 1, 2016 unless any of the shares owned or controlled by Robert Blair or TBG Holdings, or any of their affiliates, are sold, or are included in a registration statement for resale during that period. The warrants were evaluated for equity or liability accounting. Based on their terms, they are treated as equity. The fair value of the warrants was $0.274 as calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 152%; risk free interest rate - 1.62%; expected dividend rate - 0% and expected life - 5 years. The resulting total compensation expense of $822,000 was recorded as an increase to additional paid-in capital and deferred compensation and will be recognized ratably over the 24 month consulting term, or $102,750 per quarter unless exercised within 24 months at which time the pro rata compensation expense will be recognized.

No warrants were exercised, expired, canceled or repriced during the nine months ended September 30, 2015.

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

NOTE 7 – BUSINESS COMBINATIONS

The Company acquired three businesses during the nine months ended September 30, 2015. Business combinations are accounted for using the acquisition method, and the results of each of those acquired businesses are included in the condensed consolidated financial statements beginning on the respective acquisition date. Acquisition method accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the condensed consolidated financial statements, in conformity with ASC No. 820, "Fair Value Measurements and Disclosures" ("ASC 820"), represent the Company's best estimates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of final working capital adjustments and tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid these premiums for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in national markets and expanding and advancing its product offerings. The goodwill from these business combinations is generally not deductible for tax purposes.

Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In accordance with ASC 805 "Business Combinations", if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

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

1) The fair value of the 2,160,000 ordinary shares issued as part of the consideration paid for Funmap was determined on the basis of our stock price on the acquisition date.

RND Enterprises Inc. Asset Purchase

On June 17, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with RND Enterprises, Inc. ("RND"), a New York company, pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder Mr. David Moyal, for a purchase price of $1,000,000, consisting of $200,000 in cash and $800,000 in shares of common stock. Immediately prior to the transaction, the 5% shareholder of RND transferred all his interests in RND to Mr. Moyal for nominal amount. In consideration, the Company agreed to pay to the minority shareholder $30,000 in cash and issue 750,000 shares of common stock valued at $0.40 per share. In aggregate, the Company completed the acquisition transaction for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in the restricted shares of the Company's common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction was closed on June 17, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine.

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

New Frontiers Media Holdings, LLCAcquisition

On September 8, 2015, Multimedia Platforms, Inc. entered into that certain membership interest purchase agreement, dated as of September 8, 2015, with Mr. Michael A. Turner, the sole member of New Frontiers Media Holdings, LLC, a Delaware limited liability company, to purchase 100% of the membership interests of Frontiers Media (such agreement, together with all schedules, exhibits and attachments thereto, the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company paid the purchase price equal to $500,000 in cash, consisting of $250,000 payable at the closing date and the remaining $250,000 in the form of a promissory note accruing interest of 4.5% payable at the earlier of March 31, 2016 or the closing of an underwritten offering of not less than $3,000,000. In addition, the Mr. Turner shall also receive an aggregate of 14,400,000 shares of the Company's common stock, of which 3,000,000 shares of common stock shall be placed in escrow to be released upon achieving certain milestones. The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Additionally, On September 8, 2015, the Board of Directors (the "Board") of the Company appointed Mr. Turner as a member of the Board and President of Media Ventures Division of the Company. Mr. Turner will also remain as the President and Chairman of Frontiers Media. Under the Employment Agreement, Mr. Turner is entitled to an annual salary of $150,000 until the Company completes the closing of any underwritten offering of $3,000,000 or more, in which case, Mr. Turner's annual salary will be increased to $250,000. Pursuant to the Employment Agreement, Mr. Turner is eligible for an annual bonus to be determined by the Board and to participate in any other incentive plans (cash or equity) and employee benefits subject to the applicable terms of such plans or arrangements.

The Employment Agreement provides for severance payments in the event the Company does not renew the Employment Agreement or the Company terminates Mr. Turner's employment without "Cause," Mr. Turner terminates his employment for "Good Reason" (or as a result of death or Permanent Disability) (each capitalized term as defined in the Employment Agreement). Mr. Turner's severance payment consists of a cash amount equal to the amount of base salary Mr. Turner would be entitled to based on the current year's base salary for one year following his termination. If Mr. Turner's employment is terminated due to non-renewal of the Employment Agreement by Mr. Turner, voluntary resignation by Mr. Turner without Good Reason or for Cause by the Company, then no severance is due to Mr. Turner under the Employment Agreement. The Employment Agreement contains restrictive covenant provisions applicable to Mr. Turner during his employment with the Company and for a specified period following his termination of employment in certain circumstances.

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

The table below summarizes the preliminary estimates of fair value of the Frontiers Media assets acquired and liabilities assumed as of the acquisition date. The net enterprise value of Frontiers Media was valued at $4,730,000 which represented both the restricted common stock and notes issued by the Company for its 100% interest. Due to the lack of liquidity and volume in our common stock and significant share issuance to Mr. Turner, the market price of our common stock is not an accurate gauge of its value. Thus, management has assessed the fair value based on recent issuances of $2,635,000 of convertible notes with a $0.30 conversion price.

The preliminary purchase price allocation is as follows:

Net tangible assets acquired and liabilities assumed:
Cash and cash equivalents		$(21,396)
Accounts receivable		144,954
Other assets		33,773
PP&E		26,000
Deposits		9,120
Client list		500,000
MMP advances		(19,004)
Loans		(195,000)
Accounts payable and accrued liabilities		(402,644)
Subtotal Frontiers net liabilities assumed			$75,803
Amount of purchase price allocated to goodwill			4,654,197
Net assets acquired			$4,730,000

Consideration paid:
11,400,000 shares of common stock	1)	$3,420,000
3,000,000 contingent shares	1)	810,000
Issuance of note		250,000
Cash paid		250,000
Total consideration			$4,730,000

1) The fair value of the 11,400,000 ordinary shares issued as part of the consideration paid for Frontiers Media was determined on the basis of our convertible promissory notes $0.30 conversion price. The 3,000,000 contingent shares were placed into escrow and will be released to Mr. Turner upon achieving certain milestones. These shares were valued based on a 90% probability that the related milestones would be met.

Pro Forma Adjusted Summary

The results of operations for FUMNAP, RND and Frontiers Media have been included in the condensed consolidated financial statements subsequent to their acquisition dates. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the dates of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management's estimates.

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

	Three Months Ended
	September 30,
	2015	2014
Net revenue	$717,652	$823,078
Gross profit	265,549	381,765
Operating costs	(1,498,475)	(830,227)
Stock compensation	(576,750)	-
Interest expense	(404,715)	-
Change in fair value of derivatives	(175,057)
Net income (loss)	$(2,389,448)	$(448,462)

	Nine Months Ended
	September 30,
	2015	2014
Net revenue	$2,387,756	$2,742,762
Gross profit	1,145,247	1,541,748
Operating costs	(3,835,388)	(2,270,249)
Stock compensation	(1,729,989)	-
Goodwill impairment	(2,729,834)	-
Interest expense	(637,279)	-
Change in fair value of derivatives	(8,566,231)	-
Net (loss)	$(16,353,474)	$(728,501)

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company impaired $2,729,834 of goodwill related to the Funmap purchase, See "NOTE 8 – GOODWILL" for additional information.

NOTE 8 – GOODWILL

The following table sets forth the carry value of the Company's goodwill as of September 30, 2015:

		During the Nine Months Ended September 30, 2015
	Balance at December 31, 2014	Goodwill Recognized at time of Purchase	Goodwill Impaired	Balance at September 30, 2015
Funmaps	$-	$3,479,834	$(2,729,834)	$750,000
Next	-	1,330,000	-	1,330,000
Frontiers Media	-	4,654,197	-	4,654,197
Total	$-	$9,464,031	$(2,729,834)	$6,734,197

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

On March 31, 2015, we performed a goodwill impairment test and estimated the fair value of our reporting unit based on the income approach (also known as the discounted cash flow ("DCF") method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our Funmap reporting unit was projected based on our estimates of future revenues, operating income and other factors (such as working capital and capital expenditures). The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the cash flows for the reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. We determined that the carry value of goodwill exceeded the fair value under the income and market approach. As a result we impaired $2,729,834 as of September 30, 2015 based on the income approach.

NOTE 9 – RELATED PARTY TRANSACTIONS

A related party with respect to the Company is generally defined as any person (i) (and, if a natural person, inclusive of his or her immediate family) that holds 10% or more of the Company's securities, (ii) that is part of the Company's management, (iii) that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Through TBG Holdings Corporation and R3 Accounting, Timothy Hart, the Company's Chief Financial Officer, provides accounting and other consulting related services to the Company. During the three and nine months ended September 30, 2015, the company recognized expense related to these services of $52,950 and $177,350, respectively. At September 30, 2015, the Company owed TBG Holdings Corporation $108,697 which is included on the balance sheet under "Due to related parties".

NOTE 10 – Subsequent Events

11,400,000 shares to be issued as of September 30, 2015 pursuant to the Frontiers purchase were issued in October 2015 with the 3,000,000 milestone shares issued to escrow.

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

Overview

 Through the Merger with Multimedia Platforms, LLC, acquisition of Columbia Funmap, Inc., asset purchase of RND Enterprises, Inc.'s Next Magazine and recent purchase of New Frontiers Media Holdings, LLC, the Company has transformed its operations to become an industry-leading multimedia technology and publishing company that integrates print media with social media, and related online platforms, to deliver information and advertising to niche markets. The Company teams utilize its proven business model to deliver niche publications and online platforms that target one of the most sought-after demographics in the world, the Lesbian, Gay, Bisexual and Transgender population ("LGBT"). The Company has recently expanded its concept to include video and mobile applications reaching deep into the international LGBT community. The Company's top brands include The Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events, Guy Magazine, a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace Next Magazine, a weekly comprehensive lifestyle resource for all gay New Yorkers since 1993 and California-based Frontiers Media active in live events, digital, mobile, streaming video, print and outdoor signage, and is best known as the publisher of the gay lifestyle magazine Frontiers. The Company's plan to interweave print, web and mobile delivery of the highest quality news and entertainment information via a variety of platforms crosses all cultural, generational and preferred modality barriers to reach an unprecedented audience.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared With the Three and Nine Months Ended September 30, 2014.

Revenue

During the three months ended September 30, 2015, net revenue increased $294,009 or 204.9% to $437,526 compared to $143,517 during the three months ended September 30, 2014. During the nine months ended September 30, 2015, net revenue increased $415,167 or 93.9% to $860,052 compared to $444,885 during the nine months ended September 30, 2014. Revenue increased during the three and nine months ended September 30, 2015 compared to the same period of the prior year due to expanded circulation, increased sales efforts and the inclusion of FunMap, Next Magazine and Frontiers Media revenues from the date of each acquisition.

Cost of Sales and Gross Profit

During the three months ended September 30, 2015, cost of sales increased $218,467 to $297,112 compared to $78,465 during the three months ended September 30, 2014. During the nine months ended September 30, 2015, cost of sales increased $357,450 to $559,496 compared to $202,046 during the nine months ended September 30, 2014. Gross profit during the three months ended September 30, 2015 was $140,414 with a gross margin of 32.1% compared to $64,872 and 45.2% gross margin during the three months ended September 30, 2014. Gross profit during the nine months ended September 30, 2015 was $300,556 with a gross margin of 34.9% compared to $242,839 and 54.6% gross margin during the nine months ended September 30, 2014. Gross margins decreased due to increased circulation and the expansion into the central Florida market. The expansion is currently outpacing the sales gains but this trend is expected to reverse in future quarters.

Operating Expenses

A summary of our operating expense for the three and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended
	September 30,		Increase /
	2015	2014	(Decrease)
Operating expense
General and administrative	960,129	143,482	$816,647
Sales and marketing	121,583	19,533	102,050
Services - related party	72,950		72,950
Stock compensation	576,750	-	576,750
Total operating expense	$1,731,412	$163,015	$1,568,397

	Nine Months Ended
	September 30,		Increase /
	2015	2014	(Decrease)
Operating expense
General and administrative	1,834,342	126,013	$1,708,329
Sales and marketing	251,558	79,552	172,006
Services - related party	197,350	-	197,350
Stock compensation	1,729,989	-	1,729,989
Goodwill impairment	2,729,834	-	2,729,834
Total operating expense	$6,743,073	$205,565	$6,537,508

General and administrative ("G&A") costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs and exclude stock compensation costs. G&A costs increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 due to increases in professional fees, outside services, personnel and travel as a result of the our acquisitions and increased efforts to position the Company for future growth.

Sales and marketing ("S&M") costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014primarily due to the build out of our website, increased public relations efforts and higher delivery and distribution costs resulting from increased volume.

Stock compensation increased as a result of the issuance of common stock and warrants in exchange for services during the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2015, pursuant to current GAAP guidelines, the Company recorded $3,479,834 of goodwill related to the Acquisition of Funmap. The Company performed goodwill impairment testing related to Funmap resulting in the impairment of $2,729,834 of goodwill resulting in a goodwill balance of $750,000 as of September 30, 2015.

Other Income (Expense)

Other expense was $578,952 and $9,201,721 for the three and nine months ended September 30, 2015, respectively, compared to $0 during the three and nine months ended September 30, 2014, respectively. All the elements of other expense are related to our convertible promissory notes and detachable warrants, including $38,372 and $110,849 of interest expense, $365,523 and $524,641 of accretion due to the debt discount and $175,057 and $8,566,231 related to the fair value of the notes conversion derivative liability and warrants derivative liability during the three and nine months ended September 30, 2015, respectively.

Liquidity and Capital Resources

During the three and nine month period ended September 30, 2015, because of our operating losses, we did not generate positive operating cash flows. As of September 30, 2015 we had an accumulated deficit of $16,014,354, cash on hand of $270,073 and negative working capital of $561,454. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business and leveraging the synergies between our recent acquisitions. (See "Cash Requirements" below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $270,073 as of September 30, 2015. Based on our revenues, cash on hand and current monthly burn rate, around $200,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

The Company is conducting a private bridge note offering, up to $2,500,000, consisting of 9% Convertible Promissory Notes which may be voluntarily converted into shares of the Company's common stock and four-year warrants to purchase shares of Company's common stock. The securities are sold as units, with each unit consisting of a 9% Convertible Note, in the principal amount of $50,000 and Company Warrant to purchase 166,667 shares of the common stock. From March 2015 through September 30, 2015, the Company has entered into certain securities purchase agreements with certain accredited investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and received proceeds of $2,365,000.

On August 21, 2015, the Company issued a Senior Convertible Note to Lincoln Park in the amount of $300,000. The Senior Convertible Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Senior Convertible Note bears interest at the rate of 5% per annum (or 18% upon the occurrence of an event of default) and the principal and interest is due and payable in full on December 31, 2016.

The Company has been able to satisfy short term needs through the sale of securities to individual accredited investors, over the past year. Even though management has had success in the past in generating funds from these sundry sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

To enhance our long term objectives for growth and profitability we have recently entered into a placement agent agreement with Maxim Group, LLC to raise gross proceeds of approximately $5 million through a best-efforts registered offering our common stock. We expect to complete this offering in early 2016.

Cash used in operating activities was $1,893,200 for the nine months ended September 30, 2015, as compared to $21,405 provided during the nine months ended September 30, 2014.

Cash used in investing activities was $473,474 for the nine months ended September 30, 2015, as compared to $0 during the nine months ended September 30, 2014. $450,000 of the cash used in investing activities was paid in cash for our acquisitions.

Cash provided by financing activities was $2,629,718 during the nine months ended September 30, 2015, as compared to $0 during the nine months ended September 30, 2014.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of June 30, 2015. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, the Company's internal controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting described below.

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

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management's assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2015:

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

Restatement of Previously Issued Financial Statements

During the preparation of our fiscal quarter ended September 30, 2015 financial statements, the Company discovered an error in the application of accounting guidance related to our convertible notes and detachable warrants that were issued starting in March 2015. Specifically, the Company measured and recorded the beneficial conversion feature and detachable warrants pursuant to ASC 470-20, Debt with Conversion and Other Options which limits the amount of discount recognized to the face amount of the convertible notes and classifies the warrants and beneficial conversion feature discounts to equity. However, during the preparation of our fiscal quarter ended September 30, 2015 financial statements, it came to our attention that as a result of the down-round feature contained in our convertible notes and warrants, equity treatment was improper and that fair value accounting of the derivative embedded in the convertible notes and fair value of the warrants needed to be measured at each reporting period with changes in value recorded to the statement of operations. The reclassification of the originally recorded debt discount from equity to liabilities and changes in the value of the warrants and convertible notes conversion derivative liability resulted in changes to the Company's financial statements, which warranted restatement of the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 and June 30, 2015.

As a result of the restatements, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management and outside consultants, re-evaluated the effectiveness of the Company's internal controls over financial reporting as of September 30, 2015 in accordance with the assessment and testing procedures described above. Based on this re-evaluation, and because the impact of the errors on the Company's quarterly financial statements for the fiscal quarters ended March 31, 2015 and June 30, 2015 was sufficiently material to warrant restatement of the Company's Quarterly Reports on Form 10-Q, we have determined that the following additional material weakness in internal controls over financial reporting existed as of September 30, 2015:

•

We did not maintain effective controls to provide reasonable assurance that our convertible notes conversion derivative liability and warrant liability was being accounted for correctly during the fiscal quarter ended September 30, 2015. This material weakness resulted in errors in our financial statements and related disclosures, including inaccuracies in previously unreported fair value of convertible notes derivative liability and warrant liability, net gain/loss and total shareholders' equity.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015, based on the Internal Control—Integrated Framework issued by COSO (2013).

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

Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three months ended September 30, 2015, the Company issued nineteen 9% Convertible Promissory Notes totaling $790,000 of principal and issued 2,633,337 stock purchase warrants pursuant to Securities Purchase Agreements, see "NOTE 4 – DEBT" and "NOTE 9 – Subsequent Events" to our financial statements above for more information.

On September 8, 2015, the Company entered into a membership interest purchase agreement with Mr. Michael A. Turner, the sole member of New Frontiers Media Holdings, LLC to purchase 100% of the membership interests of Frontiers Media. Pursuant to the Purchase Agreement, the Company paid the purchase price equal to $500,000 in cash and 14,400,000 shares of common stock, see "NOTE 7 – BUSINESS COMBINATIONS, New Frontiers Media Holdings, LLC Acquisition" to our financial statements above for more information.

During the three months ended September 30, 2015, the Company issued 850,000 shares of restricted common stock in exchange for services, including 500,000 capitalized as deferred financing costs related to a proposed offering of our securities, see "NOTE 5 - STOCKHOLDERS' EQUITY" to our financial statements above for more information.

Item 5. Other Information.

On June 29, 2015, the Company entered into a placement agent engagement letter (the "Engagement Letter") with Maxim Group, LLC ("Maxim") pursuant to which Maxim agreed to act as the Company's exclusive placement agent and use its commercially reasonable best efforts to arrange for the sale of up to an aggregate of $10 million worth of securities in an initial public offering (the "Offering"). The precise number of securities to be offered by the Company and the offering price per security is the subject of continuing negotiations between the Company and Maxim and will depend upon the capitalization of the Company (at the time of the offering) being acceptable to Maxim, general marked and economic conditions, a review and finalization of audited financial statements and formal projections of the Company as well as other factors Maxim deems relevant in its discretion.

The Engagement Letter contains customary representations, warranties and covenants of the Company and Maxim. The Company has agreed to pay Maxim a cash fee up to $120,000 in the event of a successful Offering that raised $10 million. In the event the Offering is not consummated, Maxim shall be entitled to $50,000, including the $25,000 advance to Maxim paid in July 2015 in connections with the Engagement Letter. Additionally, upon closing, the Company has agreed to pay Maxim share purchase warrants equal to 8.0% of the total number of securities being sold in the offering. The warrants will be non-exercisable for six (6) months after the closing date of the offering and expire three years after such date. The warrants will be exercisable as a price equal to 110% of the offering price in connection with the offering.

As of the date of this report, the Company issued 500,000 shares to Maxim as placement agent and paid Maxim a non-refundable fee of $25,000 pursuant to the Engagement Letter.

The foregoing description of the Engagement Letter is qualified in its entirety by reference to the complete text of the Engagement Letter, which is filed hereto as Exhibit 10.14 and incorporated herein by reference.

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
10.6 10.7

Asset Purchase Agreement between Multimedia Platforms, Inc and RND Enterprises, Inc. (Incorporated by reference from exhibit 10.1 to Form 8-k filed on June 23, 2015).

Employment Agreement between Multimedia Platforms, Inc. and Robert Blair (Incorporated by reference from exhibit 10.7 to Form 10-Q filed on August 14, 2015).

10.8	Consulting Agreement between Multimedia Platforms, Inc. and Patrick Kolenik (Incorporated by reference from exhibit 10.8 to Form 10-Q filed on August 14, 2015).
10.9	Consulting Agreement between Multimedia Platforms, Inc. and Cary Sucoff (Incorporated by reference from exhibit 10.9 to Form 10-Q filed on August 14, 2015).
10.10	Form of Common Stock Purchase Warrant issued to Patrick Kolenik (Incorporated by reference from exhibit 10.10 to Form 10-Q filed on August 14, 2015).
10.11	Form of Common Stock Purchase Warrant issued to Cary Sucoff (Incorporated by reference from exhibit 10.11 to Form 10-Q filed on August 14, 2015).
10.12	Membership Interest Purchase Agreement by and between the Company and Michael A. Turner, dated September 8, 2015 (Incorporated by reference from exhibit 10.1 to Form 8-K filed on September 15, 2015).
10.13	Employment Agreement by and between the Company and Michael A. Turner, dated September 8, 2015 (Incorporated by reference from exhibit 10.2 to Form 8-K filed on September 15, 2015).
99.1	Unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 2014 (Incorporated by reference from exhibit 99.1 to Form 10-Q filed on May 27, 2015)
31.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Bobby Blair, Chairman and Chief Executive Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Hart, Chief Financial Officer of Multimedia Platforms, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

