Form 10-K
period 2015-12-31
MULTIMEDIA PLATFORMS INC.
filed 2016-03-30
CIK 1424328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

Commission file number 001-33933

MULTIMEDIA PLATFORMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0319470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 E Oakland Blvd. Suite 106 & 107 Fort Lauderdale, Florida Fort	33306
(Address of principal executive offices)	(Zip Code)

(954) 440-4678

(Registrant's telephone number, including area code)

2929 East Commercial Blvd., Suite Ph-D, Fort Lauderdale, FL 33308

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 30, 2015, as reported on the Over the Counter Markets Group Inc. QB tier (the "OTCQB") was $25,097,189.

As of March 28, 2016 there were 68,888,923 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

MULTIMEDIA PLATFORMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

All references to "we," "us," or "our" refer to Multimedia Platforms, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

Multimedia Platforms Inc. (the "Company", "MMPW", "us", "we" and "our") is an industry-leading multimedia, technology and publishing company that delivers content and advertising to one of the most sought-after demographics in the world—the Lesbian, Gay, Bisexual, Transgender and Queer ("LGBTQ") community. We integrate digital, mobile, streaming video, print and outdoor signage with social media and unique experiential events to deliver quality news, lifestyle and entertainment information of interest to both our customers and advertisers. MMPW's top brands include Frontiers magazine, Florida Agenda, FunMaps re-branded as WiRLD City Guide, Guy magazine and Next magazine.

Currently, our print and online brands attract nearly 7.5 million readers, 4.8 million unique visitors annually and have over 200,000 social media followers, in three of America's most populous LGBT markets, California, New York and Florida, and 40 cities across North America.

Our top brands include:

•	Florida Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events;
•

Frontiers, a bi-weekly gay lifestyle magazine established nearly 35-years ago that is circulated throughout California and Nevada, offering the latest in politics, news, fashion, fitness, entertainment and travel;

•	Guy magazine, a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace;
•	FUNMAPS, a 33-year-old LGBT travel and leisure publishing company, producing local and regional maps in 17 cities and distributing in 40 cities across North America;
•	Next magazine, a weekly comprehensive lifestyle resource for all gay New Yorkers since 1993; and
•

WiRLD.com, launching in the first quarter of 2016, is a brand-new digital, mobile-first platform that looks at the current state of LGBTQ culture, and best of all, it's personalized specifically for each member. WiRLD features a global newsstand, LGBTQ-friendly business directory, a community network, a first-of-its-kind rewards program and an online digital streaming network—to be launched during the third quarter of 2016—that will feature a variety of drama series, documentaries, comedy shows and live simulcast events.

Our goal is to interweave digital, mobile and print to deliver the highest quality and most engaging news and entertainment information via a variety of platforms across all cultural, generational and preferred modality barriers to reach a potentially unprecedented audience.

2016 Timeline

WiRLD.com is currently in beta mode, having launched Feb. 1, 2016, attracting LGBTQ members worldwide to read stories, watch videos and share stories with other WiRLD members. In doing so, members earn reward tokens redeemable for a variety of gifts, goods, services, experiences and travel. On March 7, 2016, WiRLD City Guide—our business directory resource with over 22,000 LGBTQ-friendly businesses, accessible to visitors and members on-the-go—was launched. WiRLD City Guide is the trusted LGBT navigator for restaurants, specialty shops, bars, clubs and professional services like lawyers, CPAs, realtors, dentists and doctors. Most of all, it hosts an extensive travel directory of hotels, bed & breakfast spots and resorts.

Frontiers magazine will be re-launching its FrontiersMedia.com website on March 31, 2016, which will coincide with our 2016 Spring Culture & Entertainment Preview issue on the streets that same day. This will be in conjunction with a 30-day social media campaign that will go into effect April 1, 2016. The new FrontiersMedia.com website will be powered by the WiRLD UI, which will allow Frontiers members to earn reward tokens redeemable for a variety of gifts, goods, services, experiences and travel.

We will be re-launching Next magazine's NextMagazine.com website on April 7, 2016, on the eve of the kick-off to Miami Pride and with Next magazine on streets that same weekend. This will also launch Next magazine's new and improved digital "Shot In The Dark" section! The new NextMagazine.com website will be powered by the WiRLD UI, which will allow Next members to earn reward tokens redeemable for a variety of gifts, goods, services, experiences and travel.

Florida Agenda will be re-launching its FloridaAgenda.com website on April 21, 2016, which will be on the eve of the 18th Annual Miami LGBT Film Festival. The new FloridaAgenda.com website will be powered by the WiRLD UI, which will allow Florida Agenda members to earn reward tokens redeemable for a variety of gifts, goods, services, experiences and travel.

WiRLD.com is on target to launch V1.0 of My WiRLD Community on April 1, 2016. It will be the first Social and Digital Content Community site specially targeting the LGBTQ audience. Our integrated module will be part of the user experience as a member on any of MMPW Digital properties: WiRLD.com, FrontiersMedia.com, NextMagazine.com, FloridaAgenda.com.

WiRLD Streaming Network, an online digital streaming network to be launched during the third quarter of 2016, will feature a variety of drama series, documentaries, comedy shows and live simulcast events. We have assembled an Emmy Award-nominated group of executives in Hollywood who are currently sourcing and developing original content to be aired exclusively on our LGBTQ network.

On March 2, 2016, the #1 South Florida LGBT lifestyle magazine GUY was rebranded as NEXT. Guy magazine had been a fixture on the Fort Lauderdale/Miami/Palm Beach gay scene for seven years, and had grown into a 98-page weekly edition that provided the best coverage, the best articles, the best columnists, the best event calendar, the best photography, the best design and the best advertising rates in the market.

Guy magazine's rebranding as Next magazine took advantage of the complementary elements of Multimedia Platforms Worldwide's ownership of the leading LGBT publication in the Manhattan marketplace. The 23-year-old history of Next coupled with the worldwide popularity of its website Nextmagazine.com was a natural fit for Guy. The rebranding allowed Guy (and its Orlando edition Guy Central Florida) to join together and share the enormous Next magazine fanbase to collectively become the leader in providing LGBT fashion, fitness, film and financial news to the trendsetting gay community, now a leading target of mainstream advertisers eager to reach its $880 billion in disposable income.

Background

We were incorporated on April 3, 1996 in the State of Nevada under the name Jubilee Trading Corp. In March 2002, we amended our Articles of Incorporation to effect a name change to PorFavor Corp. In September, 2010, we amended our Articles of Incorporation to effect a name change to ExploreAnywhere Inc. In December 2013, we amended our Articles of Incorporation to effect a name change to Sports Media Entertainment Corp.

On January 9, 2015, we entered, and on February 2, 2015, closed, a share exchange agreement, between and among the Company and Multimedia Platforms, LLC, a Florida Limited Liability Corporation ("MMP LLC"), all the members of MMP LLC (the "MMP Members"), Harrison Holdings, LLC and Amalfi Coast Capital (collectively, the "Debt Holders"). Pursuant to the share exchange agreement, we issued (i) to the Debt Holders a total of 4,000,000 shares of Series B Convertible Preferred Stock in exchange for all the indebtedness of the Company totaling approximately $688,138 as of December 31, 2014; (ii) 30,748,969 shares of restricted common stock; and (iii) 27,212,694 shares of Series A Convertible Preferred Stock (collectively, the "Merger Shares") to the MMP Members in exchange for 100% of their membership interest in MMP LLC. The share issuances represented approximately 97.6% of the total issued and outstanding shares on a fully-diluted basis of the Company at closing. As a result, we (i) owned 100% membership interest of MMP LLC; (ii) assumed the operations of MMP LLC; (iii) changed our name from Sports Media Entertainment Corp. to Multimedia Platforms, Inc.; and (iv) experienced a change in control.

The terms and conditions of the share exchange transaction gave rise to reverse merger accounting whereby MMP LLC was deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of MMP LLC prior to the transaction are reflected in the financial statements and have been recorded at the historical cost basis of MMP LLC. Our financial statements include the assets and liabilities of both the Company and MMP LLC.

On January 16, 2015, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment and Certificate of Change with the Secretary of State of Nevada. As a result, the Company (i) changed its name to Multimedia Platforms, Inc., (ii) authorized a 1:30 (one-for-thirty) reverse-split of its issued and authorized common shares, (iii) authorized 40,000,000 Series A Preferred Stock, par value $0.001, and (iv) authorized 4,000,000 Series B Preferred Stock, par value $0.001.

Acquisitions

On February 27, 2015, we entered into a securities purchase agreement with and completed the acquisition of Columbia Funmap, Inc., a New Jersey corporation ("Funmap"), and Alan H. Beck, the President of Funmap. Pursuant to the purchase agreement, we acquired all of the issued and outstanding commons stock of FUNMAP, and as consideration, it (i) assumed $160,000 of the obligations of Funmap; (ii) issued to Mr. Beck 2,000,000 shares of common stock of the Company (iii) agreed to pay an aggregate of $92,250, to be converted into a further 92,250 shares of common stock of the Company (iii) agreed to pay $50,000 in six weekly installments of $4,166.67, followed by six monthly installments of $4,166.67, commencing in March, 2015, and (iv) a consulting agreement with Mr. Beck for a period of 36 months at a monthly compensation of $5,000, plus miscellaneous expenses. The acquisition of Funmap allows the Company to gain a distribution foothold in 35 metropolitan areas in North America and acquire control of a respected and vital travel tool for LGBT travelers, including the website www.gayosphere.com.

On June 17, 2015, we entered into an asset purchase agreement with RND Enterprises, Inc., a New York corporation ("RND"), pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder, David Moyal, for a purchase price of $1,000,000, consisting of $200,000 in cash and $800,000 in shares of common stock valued at $0.40 per share. Immediately prior to the transaction, the 5% shareholder of RND transferred all his interests in RND to Mr. Moyal for a nominal amount. In consideration, we agreed to pay to the minority shareholder $30,000 in cash and issue 750,000 shares of common stock valued at $0.40 per share. In aggregate, we completed the acquisition transaction for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in restricted shares of our common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction was closed on June 17, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine.

On September 8, 2015, we entered into a membership interest purchase agreement with Mr. Michael A. Turner, the sole member of New Frontiers Media Holdings, LLC ("Frontiers Media"), to purchase 100% of the membership interests of Frontiers Media. The purchase price consists of (1) $500,000 in cash, consisting of $250,000 payable at the closing date and the remaining $250,000 in the form of a Promissory Note payable at the earlier of March 31, 2016 or the closing of an underwritten offering of not less than $3,000,000, and (2) the issuance of an aggregate of 14,400,000 shares of our common stock to Mr. Turner, of which 3,000,000 shares of common stock were placed in escrow to be released upon achieving certain milestones. The transaction was closed on September 8, 2015. Frontiers Media is active in live events, digital, mobile, streaming video, print and outdoor signage, and is best known as the publisher of the gay lifestyle magazine, Frontiers.

Our Products and Services

We offer five publications including: Florida Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events; Frontiers, a bi-weekly gay lifestyle magazine established nearly 35-years ago that is circulated throughout California and Nevada, offering the latest in politics, news, fashion, fitness, entertainment and travel; Guy magazine, a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace; FUNMAPS, a 33-year-old LGBT travel and leisure publishing company, producing local and regional maps in 17 cities and distributing in 40 cities across North America; and Next magazine, a weekly comprehensive lifestyle resource for all gay New Yorkers since 1993.

All of our publications have a digital presence. Access to both prints and digital media is free. We also host events in the LGBT community. We generate revenues through advertising and event sponsorship.

We plan to launch WiRLD.com in the first quarter of 2016, the first global digital media hub that will recognize and reward users for consuming our original and curated content.

Publications and Their Digital Presences:

•	Florida Agenda

Florida Agenda is a Florida-based weekly LGBT newspaper covering world, national and local news and events, with distribution covering 70% of Florida such as Fort Lauderdale, Tallahassee, Miami and St. Petersburg. We offer 7,000 printed publications weekly with over 17,500 audiences. It does more than simply report current news from the LGBT markets. Its editors and writers interpret the news for this niche market to develop a commentary that includes politics, health, entertainments, social media, religion, business and crime. It targets adults from 35 to 64 years old.

The magazine is also available in digital edition through www.floridaagenda.com. It has over 10,000 monthly visitors, 2,000 Facebook likes and 1,000 Twitter followers as of December 2015.

•	Frontiers Media

Frontiers Media is the first company to market in gay publishing nearly 35-years ago. Frontiers is a bi-weekly gay lifestyle magazine circulated throughout California and Nevada, offering the latest in politics, news, fashion, fitness, entertainment and travel. It continues to be a guiding voice, reflecting the trends and lifestyles of its readers through digital, mobile, print and web television. We offer 40,000 printed publications bi-weekly with over 180,000 audiences. The magazine is distributed throughout Southern California, covering Los Angeles and West Hollywood extensively but also focusing on communities as wide-ranging as Long Beach, Orange County, Palm Springs and San Diego. It targets adults from 25 to 54 years old. Frontiers Media also co-produces The Horizon, the world's most watched gay web series with over 38 million views.

The magazine is also available in digital edition through www.frontiersmedia.com. It has over 250,000 monthly visitors, 90,000 Facebook likes and 5,000 Twitter followers as of December 2015.

•	FUNMAPS

FUNMAPS is a 33-year-old LGBT travel and leisure publishing company, producing local and regional maps in 17 cities and distributing in 40 cities across North America. FUNMAPS offers an informative guide featuring gay inclusive business, events and attractions for travelers from top attractions to the city's popular restaurants. The maps have been redesigned to include travel tips and a new global section. The maps are also available in digital edition through www.funmaps.com.

•	Guy Magazine

Guy magazine is a weekly entertainment guide with latest in entertainment, pop culture, nightlife, and one-of-a-kind features focusing in Fort Lauderdale, Miami, the Palm Beaches, Orlando, Tampa and St. Petersburg areas. We offer 4,000 printed publications weekly with over 12,000 audiences. It targets men from 21 to 45 years old.

The magazine is also available in digital edition through www.guymag.net. It has over 12,000 monthly visitors, 9,000 Facebook likes and 2,000 Twitter followers as of December 2015.

•	Next Magazine

Next Magazine is "New York's Gay Guide." It is a weekly comprehensive lifestyle resource for all gay New Yorkers since 1993. Next provides commentary on a variety of topics including nightlife, dining, entertainment, politics, fashion, travel, sports and celebrity. Next Magazine is available on a weekly basis throughout New York City, Upstate New York, New Jersey, and Fire Island. We offer 15,000 printed publications weekly with over 37,500 audiences. It targets men from 21 to 45 years old.

The magazine is also available in digital edition through www.nextmagazine.com. It has over 100,000 monthly visitors, 60,000 Facebook likes and 15,000 Twitter followers as of December 2015.

Events:

We organize two events each month. The events provide sponsorship opportunities ranging from $250 to $750 for different levels of sponsorships. The two events are:

•

Agenda Network, an LGBTQ Professional event hosted in south and central Florida. Agenda Network is mostly business oriented and advertises in Florida Agenda. It provides direct connection in the Florida LGBTQ business community.

•

Event Marketing, an LGBTQ entertainment event from the Frontiers Wedding Expo in Los Angeles to social networking events in New York. Our client can choose from title sponsorship of our own events to custom program development.

WiRLD.com

Launching in the first quarter of 2016, the Company has developed WiRLD (www.wirld.com), the first global digital media hub that will recognize and reward users for consuming our original and curated content. It will also incorporate a new way to interact with and share content digitally that will include news, entertainment, pop-culture and lifestyle stories, social blogs, photos, premium video all curated specifically for the LGBT community and the individual user. "i" stands for individual and we create "WiRLD" for LGBT individuals to share their stories, lifestyle and to connect from around the world.

The development of this media hub will drive increased traffic to the Company's websites while increasing the users' engagement with social media networks and the WiRLD community, thereby increasing the draw to business owners and advertisers. WiRLD leverages the power of individuals, their businesses and their relationships and merges print and rewards along with social media, and a responsive mobile interface delivered through one application to provide end users and business owners with a forum to interact, sell and be rewarded.

WiRLD is comprised of five key components: WiRLD Newsstand, WiRLD City Guides, WiRLD Community, WiRLD Rewards and the WiRLD Streaming Video Network. Generally, subscription to WiRLD is free other than the Streaming Video Network.

•

WiRLD Newsstand, provides daily world breaking news and leading LGBTQ stories, life and style. It will aggregate news and stories from our five publications, as well as breaking news and trending stories from around the world. We will design a trending platform which will provide popular trending stories around the world. We will also provide daily newsletters through emails to our members.

•	WiRLD City Guides, an LGBT-friendly business directory in restaurants, shopping, weddings, professionals, real estate, finance, home services, etc.
•

WiRLD Community, connects LGBT community through WiRLD or other social media. The members can set up online profiles, upload pictures, videos and friend people on WiRLD or other social media network such as Facebook, Instagram, Twitter, Google+.

•

WiRLD Rewards, provides a rewards program for members consuming content through reading articles and watching videos. The members are awarded with tokens for reading and commenting on articles and watching videos. We are negotiating with businesses so that members can redeem the tokens for consumer products and services. We will receive 3.5% to 6.5% of the price of such redeemed products from the reward partners.

•

WiRLD Streaming Video Network, incorporates a dual-screen video player with a social media chat and sharing experience. We plan to provide a 90 day free trial to the streaming video network service. We will then charge $1.99 per month for the membership and up to a maximum of $4.99 per month for premium contents. We are negotiating with YouTube and other video streaming companies to acquire users and shows. We also plan to create our original shows, covering topics such as travel, entertainment and cooking.

Our Industry

The global LGBT population is estimated to be more than 400 million, with a purchasing power estimated at $884 billion in the US and $3 trillion globally, according to LGBT Capital, an asset manager that specializes in providing financial services and advice to the LGBT community. LGBT buying power is diverse in ethnicity and socioeconomic status, and are an incredibly loyal constituency. Based on a diverse range of LGBT population estimates and more than a hundred online population samples conducted by expert research partners at Harris Interactive over twelve years, a 2013 analysis estimates approximately 6 to 7% of the adult U.S. population as willing to self-identify as lesbian, gay, bisexual and/or transgender, or between 15-16 million adults, a figure that has risen slowly year after year.

In addition, recent Nielsen Report ("U.S. LGBT Shoppers Make More Trips, Spend More Than Average," August 8, 2015) has found that LGBT households make 10% more shopping trips in a year than the average U.S. household, and in aggregate, LGBT households spent an average of $4,135 at retail stores in 2014 — 7% more than non-LGBT households.

Due to political and social change, we believe that the number of LGBT consumers and their spending power will continue to grow significantly.

Our Strategy

We intend to create stockholder value through a variety of factors including organic growth driven by our consumer and through strategic acquisitions and joint ventures in targeted markets. However, there is no guarantee that we will be able to accomplish any of these strategic initiatives.

Initially we are targeting the LGBT community as a multimedia company. We position our trusted technology as a leader in the LGBT community to deliver advertisers' messages and cutting-edge content to the Company's readers and viewers through multiple delivery systems, which include but are not limited to websites, mobile applications, entertainment magazines and newspapers. We plan to achieve our growth through organic development as well as strategic acquisitions and joint ventures in targeted markets. The five print brands create valuable, paid-for news, entertainment and travel content. We believe that WiRLD will serve as a media hub with an immediate audience base from the Company's print and digital brands.

We also plan to enter into acquisitions that will add new markets, advertisers and revenues. We believe that existing publications will be willing to sell or enter into a joint venture because of the rise of online only publications and also on the print media's general failure to successfully transition to a print/online hybrid revenue model. We have done both and created a flexible online social media sharing platform that can easily be adapted to other publications.

Advertising

We generate revenue through advertising. We offer a comprehensive suite of display, audio and video advertising and sponsorship products across multiple platforms.

During 2015, our sales force has focused on maintaining and expanding our relationships with the users and advertisers acquired through the acquisitions of MMP LLC, Funmap, RND and Frontiers Media. As we solidify our existing market presence, we continue to build and expand our email and online user data base.

Our sales team also works closely with clients to develop unique promotional campaigns that connect brands to the LGBTQ consumer based on specific marketing objectives. Promotions include sweepstakes, photo contest, instant win, and enter to win, through emails and social media platforms such as facebook and instagram.

Printing and Distribution

The printing of our magazines and maps is outsourced to independent, locally based, third-party printing companies. We distribute our magazines and maps through our internal staff and independent contractors.

Competition

The Company is currently the only publicly traded media conglomerate, incorporating digital, mobile, streaming video, print, outdoor signage and unique experiential events targeting the LGBT community on a local, national and international level. We are currently competing with a few other media companies that target the LGBT community, such as Moovz, Here Media, Q.Digital, Towleroad and Huff Post. Due the political and social change, we believe there will be more LGBT media companies created in the near future and our competition will increase significantly over time. However, we are not aware of any such company that has the advantage of print, established presences in local communities, or has unique offerings such as social rewards that we have. The companies below are our main competitors at this time:

•	Moovz, founded in 2014 and has over 1,000,000+ download app users. It provides customized news feed and targets younger LGBT demographic.
•

Here Media, founded in 2009 and owns the following media outlets: Here.TV, Out.com, Gay.com, Out Traveler, SheWired and The Advocate. Combined they have over 1 million Social Media followers. The company offers LGBT and world news and video network.

•

Q.Digital, founded in 2015 and owns the following media outlets: Queerty.com, LGBTQ Nation, Gay Cities. Combined they have over 1.3 million social media followers. The company offers LGBT and world news.

•	Towleroad, founded in 2003 and has a strong and loyal LGBT digital following through their website towleroad.com. The company offers LGBT and world news.
•

Huff Post: Gay Voices was founded in 2011. It aggregates online LGBT, Gay news stories through RSS feeds connected to all of the media entities referenced above. The company offers LGBT and world news, video network, and customized news feed.

Environmental Matters

We believe we are compliant with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, and local environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had, and will continue to have, an impact on our operations, but has been accomplished without having a material adverse effect on our operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Our operations involve risks in these areas, however, and we cannot assure you that we will not incur material costs or liabilities in the future which could adversely affect us.

Employees

As of March 2016, the Company had 44 full-time employees. The Company utilizes contract labor as needed. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, investors should consider carefully the following risk factors when investing in our securities. In addition to the risks described below, there may be additional risks that we have not yet perceived or that we currently believe are immaterial.

Risks Related to Our Business

We have received an opinion from our independent registered public accounting firm expressing substantial doubt regarding our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2015 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has developed a plan to continue operations. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

The factors described above could adversely affect our ability to obtain additional financing on favorable terms, if at all, and may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. There can be no assurance that our auditing firm will not issue the same opinion in the future. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

We depend to a great extent on the economies and the demographics of the local communities that we serve, and we are also susceptible to general economic downturns, which have had, and could continue to have, a material and adverse impact on our advertising and circulation revenues and on our profitability.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy, like the economic downturn recently experienced, that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. Continuing or deepening softness in the U.S. economy could also significantly affect key advertising revenue categories.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. Adverse changes may occur as a result of weak global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.

As of December 31, 2015, we had outstanding indebtedness, including accrued interest, of $3,650,834. Of the total outstanding indebtedness, $2,825,153 will mature on or prior to December 31, 2016. Our substantial and potential future indebtedness could have important consequences to our stockholders. For example, it could:

13

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund potential acquisitions and for working capital and general corporate purposes

•	subject us to increased sensitivity to increases in prevailing interest rates;

•	limit our ability to borrow additional funds;

•	place us at a competitive disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events; or

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions.

In addition, our indebtedness could limit our ability to obtain additional financing on acceptable terms or at all to fund future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, which would have a material effect on our business and financial condition. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. There are currently no specific terms or restrictive covenants in the Company's currently outstanding indebtedness that impose limitations on the Company's ability to borrow money.

We may not generate a sufficient amount of cash or generate sufficient funds from operations to fund our operations, pay dividends or repay our indebtedness.

Our ability to make payments on our indebtedness as required depends on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.

We compete with a large number of companies in the local media industry; if we are unable to compete effectively, our advertising and circulation revenues may decline.

A portion of our business is concentrated in newspapers and other print publications located primarily in small and midsize markets in the United States. Our revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increased costs competing for advertising expenditures and paid circulation. We may also experience a decline of circulation or print advertising revenue due to alternative media, such as the internet. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline.

We have invested in growing our digital business, but such investments may not be successful, which could adversely affect our results of operations.

We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and key partnerships have been entered into to assist with our digital business. We continue to believe that our digital businesses offer opportunities for revenue growth to support and, in some cases, offset the revenue trends we have seen in our print business. There can be no assurances that the partnerships we have entered into or the internal strategy being employed will result in generating or increasing digital revenues in amounts necessary to stabilize or offset trends in print revenues. In addition, we have a limited history of operations in this area and there can be no assurances that past performance will be indicative of future performance or future trends. If our digital strategy is not as successful as we anticipate, our financial condition, results of operations and ability to pay dividends could be adversely affected.

If we are unable to retain and grow our digital audience and advertiser base, our digital businesses will be adversely affected.

Given the ever-growing and rapidly changing number of digital media options available on the internet, we may not be able to increase our online traffic sufficiently and retain or grow a base of frequent visitors to our websites and applications on mobile devices.

Accordingly, we may not be able to create sufficient advertiser interest in our digital businesses and to maintain or increase the advertising rates of the inventory on our websites.

In addition, the ever-growing and rapidly changing number of digital media options available on the internet may lead to technologies and alternatives that we are not able to offer or about which we are not able to advise. Such circumstances could directly and adversely affect the availability, applicability, marketability and profitability of the suite of services and advertising we offer as a significant part of our digital business.

Technological developments and any changes we make to our business strategy may require significant capital investments. Such investments may be restricted by our current or future credit facilities.

We are vulnerable to failures of third party network and technology providers who may fail to provide adequate services in the future. This could cause technical problems or failure of our websites or traffic, which could inhibit our revenues or damage our reputation and relationships with users, advertisers, and content providers.

We rely on many third-party businesses for technological, network, and expert services. Our ability to operate successfully depends on the successful operation of these third party businesses, which carry their own risks. If one of our third party vendors fails to deliver expected services, our websites and, therefore, our business could suffer operating problems or temporary failures. If there is a problem or failure with our websites, it could hurt our ability to advertise and damage our reputation with consumers and advertisers. Additionally, a termination of our hosting agreements or failure to renew on favorable terms could affect our business. Shifting hosting services could require management focus and time and potentially disrupt operations of our websites.

In addition, as operators of content websites reliant on user traffic to sell advertising, our users must have adequate and functioning Internet access. Technical problems with Internet access providers such as cable, DSL satellite or mobile companies may inhibit user access to our websites and slow traffic. Such events as power outages caused by blackouts, brown outs, storm outages or other power issues could also cause loss of user access to our websites.

We process, store and use personal information, payment card information and other consumer data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations.

We may acquire personal or confidential information from users of our websites and mobile applications, and we have posted our privacy policies and practices concerning the collection, use and disclosure of user data on such websites and mobile applications.

Numerous laws exist regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, payment card information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection; however, these obligations may possibly be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, and they may conflict with other rules or with the practices of the companies. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information, payment card information or other consumer data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in us, as well as subject us to bank fines, penalties or increased transaction costs, all of which could have an adverse effect on our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission (the "FTC") and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Some U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. Countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable and give rise to liabilities.

Our marketplaces and information technology platform generate and process a large quantity of personal, transactional, demographic and behavioral data. The security of data when engaging in e-commerce is essential to maintaining consumer and confidence in our services. Any security breach whether instigated internally or externally on our system or other Internet based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees or customers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our customers.

Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information and cause disruptions in our service. We may be required to expend significant resources to protect against security breaches or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. As recently experienced by Sony, security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and negatively affect consumers' willingness to provide private information or effect commercial transactions on the Internet generally, including through our services. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or GDSs upon which we rely. A security breach at any such third party marketing affiliate, travel service provider, GDS or other third party on which we rely could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Our products and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

Our business is subject to seasonal and other fluctuations, which affects our revenues and operating results.

Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

We could be adversely affected by declining circulation.

Overall daily newspaper circulation, including national and urban newspapers, has declined in recent years. There can be no assurance that our circulation revenue will not decline in the future. There can also be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.

The increasing popularity of digital media could also adversely affect circulation of our print publications, which may decrease circulation revenue and cause more marked declines in print advertising. If we are not successful in offsetting such declines in revenues from our print products, our business, financial condition and prospects will be adversely affected.

New regulations governing the Internet and e-commerce may negatively affect our business.

Any new legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, and financial conditions and results of operations.

The FTC has recently reviewed the way in which search engines disclose paid search practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid search listings on search results. The adoption of laws or regulations relating to placement of paid search advertisements or user privacy, defamation or taxation may inhibit the growth in use of the Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

The application of new and existing laws and regulations to the Internet or other online services has had a material adverse effect on our business, prospects, financial condition and results of operations in the past. For example, on April 17, 2007, the U.S. House of Representatives passed H.R. 1677, The Taxpayer Protection Act of 2007 ("H.R. 1677"). Section 8 of H.R. 1677 would have amended Section 333, Title 31 of the U.S. Code to include Internet domain addresses in the prohibition on certain use of the U.S. Department of the Treasury names and symbols. Although the legislation was never passed by the Senate or signed into law and the bill ceased with the ending of the 110th Congress in January 2009, there is no guarantee that similar legislation won't be introduced and passed into law by the current or future Congress. While the ultimate impact of any such proposed legislation is not presently determinable, if enacted, such legislation may adversely impact our overall operations. We own the Internet domain address US Tax Center at www.irs.com, which is an acronym commonly associated with the Internal Revenue Service, a division of the U.S. Department of the Treasury. While the bill was never passed into law, if enacted, the passage of such legislation could have severely adversely affected our use of our Internet domain address US Tax Center at www.irs.com as well as our overall operations. In the event a bill such as H.R. 1677 were to become law, we intend to be continue to be diligent in our communications with the Internal Revenue Service and Congress in an effort to mitigate any potential negative effects of such legislation.

We may not be able to protect intellectual property rights upon which our business relies and, if we lose intellectual property protection, our assets may lose value.

Our business depends on our intellectual property, including, but not limited to, our titles, mastheads, content and services, which we attempt to protect through patents, copyrights, trade laws and contractual restrictions, such as confidentiality agreements. We believe our proprietary and other intellectual property rights are important to our success and our competitive position.

Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy or otherwise obtain and use our content, services and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If we are unable to procure, protect and enforce our intellectual property rights, we may not realize the full value of these assets, and our business may suffer. If we must litigate to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of third parties, such litigation may be costly and divert the attention of our management from day-to-day operations.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our brands and services will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We cannot provide assurance that we will avoid the need to defend against allegations of infringement of third-party intellectual property rights, regardless of their merit. We cannot provide assurance that we will avoid the need to defend against allegations of breach of contracts or license agreements, regardless of their merit. Intellectual property litigation and commercial litigation is very expensive, and becoming involved in such litigation could consume a substantial portion of our managerial and financial resources, regardless of whether we win. Substantially greater resources may allow some of our competitors to sustain the cost of complex intellectual property litigation more effectively than us; we may not be able to afford the cost of such litigation.

Should we suffer an adverse outcome from intellectual property litigation, we may incur significant liabilities, we may be required to license disputed rights from third parties, or we may have to cease using the subject technology. If we are found to infringe upon third-party intellectual property rights, we cannot provide assurance that we would be able to obtain licenses to such intellectual property on commercially reasonable terms, if at all, or that we could develop or obtain alternative technology. If we fail to obtain such licenses at a reasonable cost, such failure may materially disrupt the conduct of our business, and could consume substantial resources and create significant uncertainties. Any legal action against us or our collaborators could lead to:

•	payment of actual damages, royalties, lost profits, potentially treble damages and attorneys' fees if we are found to have willfully infringed a third party's patent rights;
•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell our products;
•	us or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all; or
•	significant cost and expense, as well as distraction of our management from our business.

The negative outcomes discussed above could adversely affect our ability to conduct business, financial condition, results of operations and cash flows.

Our business involves risks of liability claims arising from our media content, which could adversely affect our ability to generate revenue and could increase our operating expenses.

As a distributor of media content, we face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, obscenity, violation of rights of publicity and/or obscenity laws and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online services and other disseminators of media content. We could also be exposed to liability in connection with content made available through our online social networking and personals websites by users of those websites. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with content available through our internet websites could require us to take steps that would substantially limit the attractiveness of our internet websites and/or their availability in certain geographic areas, which could adversely affect our ability to generate revenue and could increase our operating expenses.

We depend on key personnel and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

The success of our business is heavily dependent on our ability retain our management, including: Robert Blair, our Chief Executive Officer; Timothy Hart, our Chief Financial Officer; Peter Jackson, President of Publishing; Michael Turner, President of Digital Media; Richard Hack, Vice-President, Editorial; and Kevin Hopper, Vice President of Operations. Competition for senior management personnel is intense and we may not be able to retain our key personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate or grow our business.

A shortage of skilled or experienced employees in the media industry, or our inability to retain such employees, could pose a risk to achieving improved productivity and reducing costs, which could adversely affect our profitability.

Production and distribution of our various publications requires skilled and experienced employees. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products and our entry into new markets. The cost of retaining or hiring such employees could exceed our expectations which could adversely affect our results of operations.

We may not realize all of the anticipated benefits of the synergies between our recent or potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of the synergies between our recent acquisitions, including our acquisition of Columbia Funmap, Inc. and New Frontiers Media Holdings, Inc., or potential future acquisitions of assets or companies will depend, in part, on our ability to scale-up to appropriately integrate the businesses of such acquired companies with our business. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. Additionally, we may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, valuations of potential acquisitions may rise materially, making it economically unfeasible to complete identified acquisitions. The risks associated with integrating the operations of recent and potential future acquisitions include, among others:

•	uncoordinated market functions;

•	unanticipated issues in integrating the operations and personnel of the acquired businesses;

•	the incurrence of indebtedness and the assumption of liabilities;

•	the incurrence of significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	unanticipated adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;

•	not retaining key employees, vendors, service providers, readers and customers of the acquired businesses; and

•	the diversion of management's attention from ongoing business concerns.

If we are unable to successfully implement our acquisition strategy or address the risks associated with integrating the operations of recent or potential future acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. Moreover, the success of any acquisition will depend upon our ability to effectively integrate the acquired assets or businesses. The acquired assets or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. Furthermore, if we incur indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition, results of operations, cash flow and ability to pay dividends.

Our efforts to capitalize upon opportunities to expand into new markets may fail and could result in a loss of capital and other valuable resources.

One of our strategies is to expand into new markets to increase our revenue base. We intend to identify new markets by targeting identifiable groups of people who share common interests and the desire to meet other individuals with similar interests, backgrounds or traits. Our planned expansion into new markets will occupy our management's time and attention and will require us to invest significant capital resources. The results of our expansion efforts into new markets are unpredictable and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new markets, including but not limited to the following:

•	Public and government opposition to LGBT companies;
•	Our erroneous evaluations of the potential of such markets, including the public's acceptance of LGBT individuals and companies;
•	Diversification of capital and other valuable resources away from our core business;
•	Foregoing opportunities that are potentially more profitable; and
•	Weakening our current brands by over expansion into too many new markets.

Risks Related to our Common Stock

Public interest group actions targeted at our stockholders may cause the prevailing market price of our common stock to decrease and impair our capital raising abilities.

Public interest groups may target our stockholders, particularly institutional stockholders, seeking to cause those stockholders to divest their holdings of our securities because of our status as a leading LGBTQ company. The sale by any institutional investor of its holdings of our common stock, and the reluctance of other institutional investors to invest in our securities, because of such public interest group actions, or the threat of such actions, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

There can be no assurance that the market for our common stock will provide you with adequate liquidity.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	our business profile and market capitalization may not fit the investment objectives of any stockholder;
•	a shift in our investor base;
•	our quarterly or annual earnings, or those of other comparable companies;
•	actual or anticipated fluctuations in our operating results;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	announcements by us or our competitors of significant investments, acquisitions or dispositions;
•	the failure of securities analysts to cover our Common Stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	overall market fluctuations; and
•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our Common Stock. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate, which may limit or prevent investors from readily selling their shares of Common Stock, and may otherwise negatively affect the liquidity of our common stock.

Directors, executive officers and principal stockholders own a significant percentage of the shares of Common Stock, which will limit your ability to influence corporate matters.

Our directors, executive officers and principal stockholders together beneficially own approximately 72.15% of the voting control of our Common Stock on a fully diluted basis. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Sales or issuances of shares of our Common Stock could adversely affect the market price of our Common Stock.

Sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our Common Stock. The issuance of additional shares of our Common Stock in connection with property, portfolio or business acquisitions or the settlement of awards that may be granted under our employee incentive plans or otherwise could also have an adverse effect on the market price of our Common Stock.

All of our officers, directors and certain of our 3% stockholders have entered into lock-up agreements pursuant to which they have agreed, subject to limited exceptions, not to offer, sell or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or securities convertible into or exchangeable or exercisable for shares of common stock for a period of 90 days from the date of this prospectus without our prior written consent or, in some cases, the prior written consent of Maxim Group LLC ("Maxim"). Maxim, in its sole discretion, may release any of the securities subject to these lock-up agreements at any time, which, in the case of officers and directors, shall be with notice. If the restrictions under the lock-up agreements are waived, our Common Stock may become available for sale into the market, subject to applicable law, which could reduce the market price for our Common Stock.

We will continue to incur increased costs as a result of being a public company.

As a public company, we will continue to incur increased legal, accounting and other costs not incurred as a private company. The Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities and Exchange Commission ("SEC") regulate the corporate governance practices of public companies. We expect that compliance with these requirements will increase our expenses and make some activities more time consuming than they have been in the past when we were a private company. Although we are currently unable to estimate these increased costs with any degree of certainty, such additional costs going forward could negatively impact our financial results.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital, if and when desirable.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock now or in the future.

Although our common stock is quoted on the OTCBB, our shares of common stock are very thinly traded, and the price of our common stock, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our shares should they attempt to sell shares held by them. Consequently, our shares should be purchased only by investors having no need for liquidity in their investment and who can hold our shares for an indefinite period of time.

If a more active market should develop, the price of our shares of common stock may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

Your percentage ownership in the Company may be diluted in the future.

We may issue additional equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors' percentage ownership in the Company. In addition, your percentage ownership may be diluted if we issue equity instruments such as debt and equity financing.

Your percentage ownership in the Company may also be diluted in the future as a result of the exercise of the existing outstanding warrants, conversion of preferred stock and conversion of our outstanding convertible promissory notes. As of December 31, 2015, these potentially dilutive securities collectively represent the right to acquire 46,134,499 shares of the Company's common stock, which in the aggregate are equal to 66.9% of the Company's issued and outstanding common stock and represent 40.1% on a fully-diluted basis.

The application of the Securities and Exchange Commission's "penny stock" rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock has recently traded at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission's penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on your investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

ITEM 2. PROPERTIES

Our principal executive offices are located at 2000 E Oakland Blvd. Suite 106 & 107, Ft. Lauderdale, FL 33306 under a lease expiring in July 2016 and with options to renew. Rent is $1,908 per month.

We maintain office space located at 5657 Wilshire Blvd. Suite 470, Los Angeles, CA 90036 on a month-to-month basis. Rent is $7,920 per month.

We maintain office space located at 121 Varick Street, 4th Floor, New York, New York 10013 on a month-to-month basis. Rent is $3,500 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company's consolidated financialstatements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the consolidated financial statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Markets Group Inc. QB tier (the "OTCQB") under the symbol "MMPW".

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2014
	High	Low
First Quarter (January 1 – March 31)	$9.00	6.00
Second Quarter (April 1 – June 30)	$9.00	6.00
Third Quarter (July 1 – September 30)	$6.87	4.50
Fourth Quarter (October 1 – December 31)	$5.16	1.80

	2015
	High	Low
First Quarter (January 1 – March 31)	$3.00	0.80
Second Quarter (April 1 – June 30)	$2.20	0.85
Third Quarter (July 1 – September 30)	$2.40	1.00
Fourth Quarter (October 1 – December 31)	$1.48	0.14

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

Holders

As of March 23, 2016, there are approximately 173 stockholders of record of our common stock. A majority of our common stock are held in "street name" or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Transfer Agent

The transfer agent and registrar for our common stock is Action Stock Transfer. Their address is 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121 and their telephone number at that location is (801) 274-1088.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the "Board") presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Penny Stock

Our common stock has recently traded at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission's penny stock rules.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to resell our common stock.

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

On February 2, 2015, the Company issued 30,748,969 shares of common stock, 27,212,694 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock to MMP Members in a share exchange for 100% of the membership interests in MMP, LLC.

In March 2015, the Company issued 2,252,250 shares of common stock to Alan Beck for the purchase of 100% of the issued and outstanding common stock of Funmap.

On March 2, 2015, the Company issued 386,300 shares of restricted common stock and recognized $710,792 of stock compensation expense in exchange for services valued at the fair value of services performed.

On March 30, 2015, the Company issued 242,857 shares of restricted common stock and recognized $242,857 of stock compensation expense in exchange for services valued at the fair value of services performed.

On April 14, 2015, the Company issued 120,000 shares of restricted common stock and recognized $36,000 of stock compensation expense in exchange for services valued at the fair value of services performed.

On April 27, 2015, the Company issued 52,800 shares of restricted common stock and recognized $15,840 of stock compensation expense in exchange for services valued at the fair value of services performed.

On June 5, 2015, the Company issued 237,500 shares of restricted common stock and recognized $71,250 of stock compensation expense in exchange for services valued at the fair value of services performed.

On June 9, 2015, the Company issued 110,000 shares of restricted common stock and recognized $33,000 of stock compensation expense in exchange for services valued at the fair value of services performed.

On June 17, 2015, the Company issued an aggregate of 2,750,000 shares of common stock to acquire all the assets and assume all the liabilities of RND Enterprises, Inc. Of the 2,750,000 shares, 2,000,000 shares were issued to the sole shareholder of RND, valued at $0.40 per share. The remaining 750,000 shares, valued at $0.40 per share, were issued to the then 5% shareholder of RND immediately prior to the acquisition transaction.

On June 22, 2015, the Company issued 105,000 shares of restricted common stock and recognized $31,500 of stock compensation expense in exchange for services valued at the fair value of services performed.

On July 6, 2015, the Company issued 105,000 shares of restricted common stock and recognized $136,500 of stock compensation expense in exchange for services valued at the fair value of services performed.

On July 8, 2015, the Company issued 195,000 shares of restricted common stock and recognized $265,200 of stock compensation expense in exchange for services valued at the fair value of services performed.

On July 9, 2015, the Company issued 11,777,101 shares of common stock upon the 1:1 conversion of 9,212,699 shares of Series A preferred stock and 2,564,402 shares of Series B preferred stock.

On July 10, 2015, the Company issued 50,000 shares of restricted common stock and recognized $72,300 of stock compensation expense in exchange for services valued at the fair value of services performed.

On July 30, 2015, the Company issued 500,000 shares to Maxim Group, LLC pursuant to an engagement agreement dated June 29, 2015 to provide general financial advisory and investment banking services to the Company. The shares were valued at $595,000.

On September 8, 2015, the Company became obligated to issue 14,400,000 shares of common stock to Michael Turner, the sole shareholder of Frontier Media, pursuant to the membership interest purchase agreement between the Company and Frontiers Media, of which 3,000,000 shares are placed in escrow to be released upon reaching certain milestones pursuant to the purchase agreement. The shares were valued at $4,230,000 and are included herein as if issued for purposes of share based calculations.

From October 5 – 21, 2015, the Company issued 353,250 shares of restricted common stock in exchange for accrued interest on our 9% Convertible Promissory Notes at a conversion price of $0.30 or $105,975.

On October 26, 2015, the Company issued 270,000 shares of restricted common stock and recognized $291,600 of stock compensation expense in exchange for services valued at the fair value of services performed.

On November 18, 2015, the Company issued 60,000 shares of restricted common stock and recognized $58,080 of stock compensation expense in exchange for services valued at the fair value of services performed.

On December 16, 2015, the Company issued 410,000 shares of restricted common stock and recognized $308,320 of stock compensation expense in exchange for services valued at the fair value of services performed.

Warrants Issued Pursuant to Consulting Agreements

On June 30, 2015, the Company issued common stock purchase warrant to purchase 1,500,000 shares of common stock to C. Lawrence Rutstein, our Chairman, pursuant to a consulting agreement entered into by the parties on June 30, 2015, to provide services in corporate strategic planning, financial strategy, and market awareness.

On July 29, 2015, the Company issued common stock purchase warrant to purchase 1,500,000 shares of common stock to Patrick Kolenik, our Director, pursuant to a consulting agreement entered into by the parties on July 29, 2015, to provide services in corporate strategic planning, financial strategy, and market awareness.

On July 29, 2015, the Company issued common stock purchase warrant to purchase 1,500,000 shares of common stock to Carry W. Sucoff, pursuant to a consulting agreement entered into by the parties on July 29, 2015, to provide services in corporate strategic planning, financial strategy, and market awareness.

The consulting agreements are identical and have a term of 24 months. Each warrant has Piggyback registration rights, cashless exercise, 5 year term and $0.30 exercise price.

Warrants Issued to Directors for Services

In consideration for services performed by Lawrence Rutstein and Mark L. Friedman, as members of the Company's Board, the Company issued each director warrants as described below.

Mr. Rutstein received a common stock purchase warrant, dated as of November 18, 2015, for 1,750,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.50 per share. The shares subject to the warrant vest and become exercisable with respect to one-third (1/3) of the total shares subject to the warrant (approximately 583,333 shares of Common Stock) on each of the following dates (i) the date of issuance, (ii) first anniversary of the date of issuance, and (iii) the second anniversary of the date of issuance. If at any time while there are shares subject to the warrant that are outstanding the Company is sold to a third party, whether through a stock sale or a sale of substantially all of its assets or in one or more transactions, all shares subject to the warrant fully vest and become exercisable. The warrant terminates on the fourth (4th) anniversary of the applicable vesting date with respect to each tranche of shares subject to the warrant that vest as described above. The exercise price and number of shares of the Company's common stock issuable under the warrant are subject to adjustments for stock dividends, splits, combinations and certain other events as set forth in the warrant. For additional information, see "NOTE 6 – STOCKHOLDERS' EQUITY" to our Consolidated Financial Statements.

Mr. Friedman received a common stock purchase warrant, dated as of November 13, 2015, for 500,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal $0.40 per share. The warrant terminates four years from the date of issuance. The exercise price and number of shares of the Company's common stock issuable under the warrant are subject to adjustments for stock dividends, splits, combinations and certain other events as set forth in the warrant. For additional information, see "NOTE 6 – STOCKHOLDERS' EQUITY" to our Consolidated Financial Statements.

9% Convertible Promissory Notes Financing of up to $2.5 million

On September 28, 2015, the Company closed a financing transaction by entering into a securities purchase agreement, convertible promissory note and common stock purchase warrant with several accredited investors for an aggregate principal amount of $2,350,000.

Pursuant to the security purchase agreement, the Company issued the following to the purchasers: (i) a 9% convertible promissory note and (ii) warrants to purchase an aggregate of 7,833,334 shares of the Company's common stock, par value $0.001 per share, for an exercise price of the lesser of $0.30 per share or 85% of the price of the Company common stock sold at the next equity or equity, debt or convertible financing with gross proceeds of no less than $1,000,000, subject to adjustment.

The note and warrant were sold as units, with each unit consisting of a note, in the principal amount of $50,000, and warrants to purchase 166,666 shares of the Company's common stock. Under the security purchase agreement, while the note and warrant are outstanding, reserved and authorized and issuance upon exercise of the warrant or note, the Company agreed to reserve the number of shares of the Company's common stock equal to 100% of the amount of shares that the note and warrant are convertible into or exchangeable for.

Further, the security purchase agreement provides for piggy back registration rights where the purchasers may request that the shares of Company's common stock underlying the note and warrant be covered by a registration statement that the Company files with the SEC for equity securities relating to its own account or the account of others. These rights are triggered if the Company determines to file such a registration statement at any time within 45 days following the date of the security purchase agreement and the Company must provide the purchasers with notice of its determination to file the registration statement. The purchasers then have 15 days following the date of such notice to request that the shares of Company common stock underlying the note and warrant also be registered pursuant to such registration statement. For additional information, see "NOTE 5 – DEBT and Related liabilities" to our Consolidated Financial Statements.

Lincoln Park Financing

On August 21, 2015, the Company issued a senior convertible note to Lincoln Park Capital Fund, LLC ("Lincoln Park") in the amount of $300,000. The note was issued pursuant to the terms of a securities purchase agreement dated as of the same date. For additional information, see "NOTE 5 – DEBT and Related liabilities" to our Consolidated Financial Statements.

Loans from Directors

Messrs. Rutstein and Friedman loaned the Company $25,000 each on October 15, 2015. In consideration for these loans, the Company issued each of Messrs. Rutstein and Friedman, promissory notes, dated as of October 15, 2015, for the principal amount of $25,000, plus an additional $10,000 ($35,000 in the aggregate). The maturity date of the notes is the earlier to occur of (1) 120 days from the date of the notes and; (2) the consummation of a financing by the Company with gross proceeds to the Company of no less than $500,000 in the aggregate from the consummation of one or more financing raises. The Company has the right to prepay the notes, in whole or in part, at any time. For additional information, see "NOTE 5 – DEBT and Related liabilities" to our Consolidated Financial Statements.

Terry King Financing

On October 29, 2015, the Company received financing from Terry King for an aggregate principal amount of $50,000. In consideration for the financing, the Company issued Mr. King a promissory note for the principal amount of $50,000 and a common stock purchase warrant for 125,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.75 per share. For additional information, see "NOTE 5 – DEBT and Related liabilities" to our Consolidated Financial Statements.

Rutstein Financing

On November 6, 2015, the Company received financing from C. Lawrence Rutstein, who serves as the Chairman of the Company's Board of Directors, for an aggregate principal amount of $250,000. In consideration for the financing, the Company issued Mr. Rutstein a promissory note for the principal amount of $250,000 and a common stock purchase warrant, dated as of November 13, 2015, for 500,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.50 per share. For additional information, see "NOTE 5 – DEBT and Related liabilities" to our Consolidated Financial Statements.

Firstfire Financing

On December 15, 2015, the Company closed a financing transaction by entering into a securities purchase agreement dated as of December 15, 2015 with Firstfire Global Opportunities Fund, LLC ("Firstfire"). Pursuant to the purchase agreement, Firstfire invested $150,000 in exchange for a senior convertible promissory note in the principal amount of $176,000 and warrants to purchase an aggregate of 176,000 shares of the Company's common stock, for an exercise price of $0.40 per share for a period of five (5) years. For additional information, see "NOTE 5 – DEBT and Related liabilities" to our Consolidated Financial Statements.

All funds received from the sale of our securities were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The foregoing securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the US Securities and Exchange Commission (the "SEC"), including the following:

•	A Copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the "Exchange Act").
•	The information contained in an annual report on Form 10-K under the Exchange Act.
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

ITEM 6. SELECTED FINANCIAL DATA.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of Multimedia Platforms, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

Overview

We are a multimedia platform publishing and technology company. We create, curate, aggregate and distribute compelling, advertiser-friendly content to the lesbian, gay, bisexual and transgender (LGBT) community. We integrate digital, mobile, streaming video, print and outdoor signage with social media and unique experiential events to deliver quality news, lifestyle and entertainment information of interest to both our customers and advertisers.

Currently, our print and online brands attract nearly 7.5 million readers, 4.8 million unique visitors annually and has over 200,000 social media followers, in three (3) of America's most populous LGBT markets: California, New York and Florida, and 40 cities across North America.

Our top brands include:

•	Florida Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events;
•

Frontiers, a bi-weekly gay lifestyle magazine established nearly 35-years ago that is circulated throughout California and Nevada, offering the latest in politics, news, fashion, fitness, entertainment and travel;

•	Guy magazine, a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace;
•	FUNMAPS, a 33-year-old LGBT travel and leisure publishing company, producing local and regional maps in 17 cities and distributing in 40 cities across North America; and
•	Next magazine, a weekly comprehensive lifestyle resource for all gay New Yorkers since 1993.
•

WiRLD.com, launching in the first quarter of 2016, the first global digital media hub that will recognize and reward users for consuming our original and curated content, including news, entertainment, pop culture, lifestyle stories, social blogs, photos and premium video.

Our goal is to interweave digital, mobile and print to deliver the highest quality and most engaging news and entertainment information via a variety of platforms across all cultural, generational and preferred modality barriers to reach a potentially unprecedented audience.

Results of Operations

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Revenue

Revenue increased $1,171,842 to $1,814,015 during the year ended December 31, 2015 compared to $642,173 during the year ended December 31, 2014. Revenue increased due to expanded circulation, increased sales efforts and the inclusion of revenue from acquired businesses, Columbia FunMap, Inc., RND Enterprises, Inc. (i.e. Next Magazine) and New Frontiers Media Holdings, LLC.

Cost of Sales and Gross Profit

Cost of sales increased $701,483 to $1,019,611 compared to $318,128 during the year ended December 31, 2014 resulting in an increase in gross profit of $470,359 to $794,404 with a gross margin of 43.8% compared to $324,045 and gross margin of 50.5% during the year ended December 31, 2015. Gross margins decreased primarily due to increased circulation and the expansion into the central Florida market. The expansion is currently outpacing the sales gains but this trend is expected to reverse in future quarters. Margins may fluctuate in the future due to potential changes in the mix of products and services the company pursues.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2015 and 2014 follows:

	Year Ended December 31,		Increase /
	2015	2014	(Decrease)
Operating expense
General and administrative	$2,993,236	$404,789	$2,588,447
Sales and marketing	408,458	97,179	311,279
Services - related party	279,579	51,637	227,942
Stock compensation - related party	885,794	-	885,794
Stock compensation	2,015,132	-	2,015,132
Goodwill impairment	2,729,834	-	2,729,834
Total operating expense	$9,312,033	$553,605	$8,758,428

General and administrative ("G&A") costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs and exclude stock compensation costs. G&A costs increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to increases in professional fees, outside services, personnel and travel as a result of the our acquisitions and increased efforts to position the Company for future growth.

Sales and marketing ("S&M") costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the build out of our website, increased public relations efforts and higher delivery and distribution costs resulting from increased volume.

Stock compensation increased as a result of the issuance of common stock and warrants issued in exchange for services.

During the year ended December 31, 2015, pursuant to current GAAP guidelines, the Company recorded $3,479,834 of goodwill related to the Acquisition of Columbia Funmap, Inc. The Company performed goodwill impairment testing related to Columbia Funmap, Inc. resulting in the impairment of $2,729,834 of goodwill and goodwill balance of $750,000 related to Columbia Funmap, Inc. as of December 31, 2015.

Other Income (Expense)

	Year Ended
	December 31,
	2015	2014
Other Income and (Expense)
Interest expense	$(143,585)	$-
Accretion of debt discount	(1,044,724)	-
Change in fair value of convertible notes conversion derivative liability	2,278,406	-
Change in fair value of warrant liability	(214,728)	-
Total other income and (expense)	$875,369	$-

Other expense totaled $875,369 and $0 for the year ended December 31, 2015, respectively. All the elements of other expense are related to our convertible promissory notes and detachable warrants.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions and timely integration, increase demand for advertisers, to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

During the year ended December 31, 2015, because of our operating losses, we did not generate positive operating cash flows. As of December 31, 2015 we had an accumulated deficit of $8,012,376, cash on hand of $68,153 and negative working capital of $3,707,738. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business and leveraging the synergies between our recent acquisitions. (See "Cash Requirements" below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $68,153 as of December 31, 2015. Based on our revenues, cash on hand and current monthly burn rate, around $200,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Subsequent to year end, the Company conducted a bridge note offering for up to $400,000 by issuing Units with each Unit consising of an 8% Promissory Note and 250,000 shares of restricted common stock. The Company received $200,000 and issued 2,000,000 shares. Additionally, the Company received a term loan of $125,000 repayable at the rate of $972.22 per day ovef 180 days.

On December 15, 2015, the Company closed a financing transaction by entering into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC and sale of $176,000 convertible promissory note and 176,000 stock purchase warrants under which the Company received $150,000.

On November 6, 2015, the Company received financing from C. Lawrence Rutstein, who serves as the Chairman of the Company's Board of Directors, for an aggregate principal amount of $250,000. In consideration for the financing, the Company issued Mr. Rutstein a promissory note for the principal amount of $250,000 and a common stock purchase warrant, dated as of November 13, 2015, for 500,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.50 per share.

On October 29, 2015, the Company received financing from Terry King for an aggregate principal amount of $50,000. In consideration for the financing, the Company issued Mr. King a promissory note for the principal amount of $50,000 and a common stock purchase warrant for 125,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.75 per share.

In September 2015, the Company closed a private bridge note offering, up to $2,500,000, consisting of 9% Convertible Promissory Notes which may be voluntarily converted into shares of the Company's common stock and four-year warrants to purchase shares of Company's common stock. The securities are sold as units, with each unit consisting of a 9% Convertible Note, in the principal amount of $50,000 and Company Warrant to purchase 166,667 shares of the common stock. From March 2015 through September 30, 2015, the Company has entered into certain securities purchase agreements with certain accredited investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and received proceeds of $2,365,000.

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

Cash used in operating activities was $2,493,930 for the year ended December 31, 2015, as compared to $11,994 provided during the year ended December 31, 2014.

Cash used in investing activities was $551,614 for year ended December 31, 2015, as compared to $2,762 during the year ended December 31, 2014. $450,000 of the cash used in investing activities was paid in cash for our acquisitions.

Cash provided by financing activities was $3,104,465 during the year ended December 31, 2015, as compared to $0 during the year ended December 31, 2014.

Going Concern

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. The following table summarizes our contractual obligations at December 31, 2015:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$11,448	$11,448	$-	$-	$-
Debt	3,650,834	2,825,153	825,681	-	-
Total	$3,662,282	$2,836,601	$825,681	$-	$-

Operating Leases For more information on our operating leases, see "NOTE 11 – COMMITMENTS AND CONTINGENCIES"to the Consolidated Financial Statements.

Long-Term Debt The amount of long-term debt in the preceding table represents the principal amount of the respective debt instruments. See "NOTE 5 – DEBT AND RELATED LIABILITIES" to the Consolidated Financial Statements.

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

Our most critical accounting estimates include:

•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes
•	Goodwill and Purchased Intangible Asset Impairments
•	Fair value measurements
•	Embedded derivatives
•	Warrant liability

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

Goodwill and Purchased Intangible Asset Impairments

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances for each reporting unit. The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of nonfinancial assets.

The goodwill recorded in the Consolidated Balance Sheets as of December 31, 2015 was $6,734,197. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was an impairment of goodwill totaling $2,729,834 related to our Funmap acquisition in fiscal 2015. For the annual impairment testing in fiscal 2015, the excess of the fair value over the carrying value for each of our reporting units was approximately $7.5 million.During the fourth quarter of fiscal 2015, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. We had no impairment charges related to purchased intangible assets during fiscal 2015. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets, such as the national stock exchanges.

Level 2 — Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are evaluated.

Many of our financial instruments are issued in conjunction with the issuance of debt. At the time of issuance we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments, primarily embedded derivatives and warrants exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation, most specifically of the derivatives. We engage a third party valuation specialist who applies accepted valuation methodology as well as assumptions that are appropriate in the circumstances.

With regards to valuing embedded derivatives, there are a variety of methods to be used. We utilize the Black-Scholes model for equity linked derivatives and a binomial model for certain of our derivatives which include down round provisions within the agreements. The binomial model allows multi period views of the underlying asset price and the price of the option for multiple periods as well as the range of possible results for each period. The binomial model takes into account multiple scenarios to reflect the complexity of the derivatives. Probabilities for each of the scenarios are estimated based on discussions with management and outside advisors on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset to the exercise price.

The key sensitivities of the each derivative valuation model include: the exercise price, the stock price in which we utilize our trading price; the expected volatility, which is determined through the analysis of publicly traded guideline companies historic volatilities; the risk free interest rate, which is based on current market rates and the expected term.

When the fair value is determined to be reasonable and the fair value of the consideration we issue exceeds the proceeds, greater value has been given by us than received in the associated transactions. This dynamic occurred in certain of our financings in 2015, resulting in an initial loss valued at $4,734,178. From a purely financial perspective, the theoretical value of a security does not take into account the speed of execution that is necessary to accomplish the goal of financing a specific acquisition. When we identify specific strategic targets where the identification of the target and the consummation of the transaction encompass a very compressed timeline the mechanics of an "orderly market" are not always present. We accepted reduced consideration in certain financings due to the need to execute quickly and the accompanying need to be more aggressive in accepting terms. It is our view that the strategic advantage of acquiring our identified targets in this quickly developing market outweighed the discount on the proceeds we received.

Embedded Derivatives

From time to time the Company issues financial instruments such as debt in which a derivative instrument is "embedded." Upon issuing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value, with changes in fair value recorded in the income statement.

Several embedded features that required bifurcation and separate accounting were identified in connection with certain of the convertible notes issued in 2014 and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive income. The embedded derivatives included the conversion options, the mandatory default amounts, the prepayment clauses found in some or all of those notes, end other features such as put rights optimal redemptions. The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model require management to make certain significant assumptions and represent management's best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset.

The key sensitivities of the binomial model include: the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock; the expected volatility of the common stock, which was determined through the analysis of publicly traded guideline companies historic volatilities; and the risk free interest rate, which is based on current market rates and the expected term. Any change on one of the above would have an impact on the concluded value for the embedded derivatives.

Warrant Liability

The Company utilizes a binomial model to derive the estimated fair value of those of its warrants that are considered to be liabilities. Key inputs into the model include the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock, the expected volatility of the stock price, and a risk-free interest rate. Any significant changes to these inputs would have a significant impact to the fair value.

The changes in fair value of the warrants are measured at each reporting date and recognized in earnings and classified commensurate with the purpose of issuance. Changes in the fair value of warrants issued a) for services performed are considered an operating expense and b) in connection with debt are classified as other (income) expense. See further discussion in Note 2, 5 and 6 to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

See "NOTE2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" to our Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Multimedia Platforms, Inc.

We have audited the accompanying balance sheets of Multimedia Platforms, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Multimedia Platforms, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Platforms, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA

Miami Beach, FL

March 29, 2016

Multimedia Platforms, Inc.
Consolidated Balance Sheets

	December 31,
	2015	2014

ASSETS
Current assets
Cash	$68,153	$9,232
Accounts receivable	332,533	38,866
Other current assets	35,923	1,321,081
Deferred financing costs	620,000	-
Total current assets	1,056,609	1,369,179

Property and equipment, net of accumulated depreciation of $4,600	38,233	-

Other assets
Goodwill	6,734,197	-
Intangibles, net of amortization of $83,333	520,657	-
Deposits	9,120	-
Total assets	$8,358,816	$1,369,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable & accrued expenses	986,692	211,471
Deferred revenue	12,500	1,889
Convertible promissory notes, net of discount of $1,310,854	790,146	182,511
Notes - related party, net of discount of $124,766	375,234	116,175
Promissory notes	170,000	364,727
Bank loan - current portion	14,729	-
Due to related parties	320,002	195,575
Accrued interest payable	39,424	140,900
Convertible notes conversion derivative liability	236,594	-
Warrant liability	214,728	-
Total current liabilities	3,160,049	1,213,248

Long-term liabilities
Convertible promissory notes, net of discount of $580,115	209,885	-
Bank loan - net of current portion	35,681	-
TOTAL LIABILITIES	3,405,615	1,213,248

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $0.001 par value 40,000,000 shares authorized; issued and outstanding 17,999,995 and 0 shares at December 31, 2015 and 2014, respectively.	18,000	-
Series B Preferred stock, $0.001 par value 4,000,000 shares authorized; issued and outstanding 1,435,598 and 0 shares at December 31, 2015 and 2014, respectively.	1,436	-
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 52,268,504 and 30,748,969 shares at December 31, 2015 and 2014, respectively.	52,268	30,749
Additional-paid-in-capital	9,585,248	495,298
Common stock payable	4,230,000	-
Deferred compensation	(921,375)	-
Accumulated (deficit)	(8,012,376)	(370,116)
Total stockholders' equity	4,953,201	155,931
Total liabilities and stockholders' equity	$8,358,816	$1,369,179

(The accompanying notes are an integral part of these consolidated financial statements)

Multimedia Platforms, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015 and 2014

	Years Ended
	December 31,
	2015	2014

Income
Net revenue	$1,814,015	$642,173
Cost of rvenue	1,019,611	318,128
Gross profit	794,404	324,045

Operating expenses
General and administrative	5,008,368	404,789
Sales and marketing	408,458	97,179
Services - related party	1,165,373	51,637
Goodwill impairment	2,729,834	-
Total operating expenses	9,312,033	553,605

Loss from operations	(8,517,629)	(229,560)

Other Income and (Expense)
Interest expense	(143,585)	-
Accretion of debt discount	(1,044,724)	-
Change in fair value of convertible notes conversion derivative liability	2,278,406	-
Change in fair value of warrant liability	(214,728)	-
Total non-operating income (expense)	875,369	-
Earnings before income taxes	(7,642,260)	(229,560)
Provision for income taxes	-	-
Net loss	$(7,642,260)	$(229,560)

Net (loss) per common share basic	$(0.16)	$(0.01)
Weighted average common shares outstanding basic	47,090,564	30,748,969

(The accompanying notes are an integral part of these consolidated financial statements)

Multimedia Platforms, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Preferred Stock					Additional			Total
	Series A		Series B		Common Stock			paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Compensation	Deficit	Equity
Balance, December 31, 2013	-	-	-	-	30,748,969	$30,749	-	$495,298	-	$(140,556)	$385,491

Net Income (Loss)	-	-	-	-	-	-	-	-	-	(229,560)	(229,560)
Balance, December 31, 2014	-	-	-	-	30,748,969	30,749	-	495,298	-	(370,116)	155,931

Shares issued in Merger	27,212,694	27,213	4,000,000	4,000	1,502,477	1,502	-	(610,908)	-	-	(578,193)
Conversion of Series A preferred stock to common stock	(9,212,699)	(9,213)	-	-	9,212,699	9,213	-	-	-	-	-
Conversion of Series B preferred stock to common stock	-	-	(2,564,402)	(2,564)	2,564,402	2,564	-	-	-	-	-
Funds reclassified to equity from liabilities for Merger shares issued	-	-	-	-	-	-	-	138,874	-	-	138,874
Shares issued for Columbia Funmap, Inc. acquisition	-	-	-	-	2,252,250	2,252	-	3,455,236	-	-	3,457,488
Shares issued for RND Enterprises, Inc. asset purchase	-	-	-	-	2,750,000	2,750	-	1,097,250	-	-	1,100,000
14.4 million shares to be issued for New Frontiers Media, LLC purchase	-	-	-	-	-	-	4,230,000	-	-	-	4,230,000
Shares issued in exchange for services	-	-	-	-	2,384,457	2,385	-	2,282,855	-	-	2,285,240
Common stock issued for financing services	-	-	-	-	500,000	500	-	594,500	-	-	595,000
Common stock issued in exchange for 9% Convertible Note accrued interest	-	-	-	-	353,250	353	-	105,622	-	-	105,975
Issuance of 4,500,000 warrants for fair value of services	-	-	-	-	-	-	-	1,228,500	(921,375)	-	307,125
Discount on convertible promissory note due to detachable warrants	-	-	-	-	-	-	-	733,785	-	-	733,785
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	-	-	-	64,236	-	-	64,236
Net Income (Loss)	-	-	-	-	-	-	-	-	-	(7,642,260)	(7,642,260)
Balance, December 31, 2015	17,999,995	$18,000	1,435,598	$1,436	52,268,504	$52,268	$4,230,000	$9,585,248	$(921,375)	$(8,012,376)	$4,953,201

(The accompanying notes are an integral part of these consolidated financial statements)

Multimedia Platforms, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,642,260)	$(229,560)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and amortization	87,933	-
Share based compensation expense	2,900,926	-
Impairment of goodwill	2,729,834	-
Accretion of debt discount	1,044,724	-
Change in fair value of convertible notes conversion derivative liability	(2,278,406)	-
Change in fair value of warrant liability	214,728	-
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(184,246)	(17,178)
(Increase) decrease in other current assets	(47,411)	-
Increase (decrease) in accounts payable and accrued expenses	416,282	63,157
Increase (decrease) in related party payables	109,770	195,575
Increase (decrease) in deferred revenue	10,611	-
Increase (decrease) in accrued interest	143,585	-
Net cash provided by (used) in operating activities	(2,493,930)	11,994

Cash flows from investing activities:
Capital expenditures	(120,823)	-
Cash paid for asset purchase	(450,000)	-
Cash from acquisitions	19,209	(2,762)
Net cash used in investing activities	(551,614)	(2,762)

Cash flows from financing activities:
Proceeds from convertible promissory notes	2,891,000	-
Proceeds from related party convertible promissory notes	250,000	-
Payments of promissory notes	(25,000)	-
Payments of credit line	(11,535)	-
Net cash provided by financing activities	3,104,465	-

Increase in cash and cash equivalents	58,921	9,232
Cash and cash equivalents at beginning of period	9,232	-
Cash and cash equivalents at end of period	$68,153	$9,232

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of 2,384,457 common stock issued in exchange for services	$2,285,240	$-
Value of 4,500,000 warrants issued for services	$1,228,500	$-
500,000 common shares issued for prepaid financial advisory fees	$595,000	$-
Debt discount recorded for beneficial conversion feature	$64,236	$-
Debt discount recorded for value of warrants issued	$733,785	$-

(The accompanying notes are an integral part of these consolidated financial statements)

MULTIMEDIA PLATFORMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On June 17, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with RND Enterprises, Inc. ("RND"), a New York company, pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder for a purchase price of $1,000,000, consisting of $200,000 in cash and $800,000 in restricted shares of common stock. Immediately prior to the transaction, the 5% shareholder of RND transferred all his interests in RND to Mr. Moyal for nominal amount. In consideration, the Company agreed to pay to the minority shareholder $30,000 in cash and issue 750,000 shares of common stock valued at $0.40 per share. In aggregate, the Company completed the acquisition transaction for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in restricted shares of the Company's common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction was closed on June 17, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine.

On September 8, 2015, the Company entered into a membership interest purchase agreement, dated as of September 8, 2015, with Mr. Michael A. Turner, the sole member of New Frontiers Media Holdings, LLC, ("Frontiers Media"), to purchase 100% of the membership interests of Frontiers Media. The purchase price reflects an enterprise value of approximately $4,730,000, including the issuance of an aggregate of 14,400,000 shares of the Company's common stock, of which 3,000,000 shares of common stock shall be placed in escrow to be released upon achieving certain milestones, $500,000 in cash, consisting of $250,000 payable at the closing date and the remaining $250,000 in the form of a Promissory Note payable at the earlier of March 31, 2016 or the closing of an underwritten offering of not less than $3,000,000, and assumed assets and liabilities. The transaction was closed on September 8, 2015. Frontiers Media is active in live events, digital, mobile, streaming video, print and outdoor signage, and is best known as the publisher of the gay lifestyle magazine, Frontiers.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the year ended December 31, 2015, the Company recognized net revenue of $1,814,015 and a net loss of $7,642,260 and had negative working capital of $3,707,738 as of December 31, 2015.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Columbia Funmap, Inc., and New Frontiers Media Holdings, LLC. All intercompany transactions and balances have been eliminated in consolidation. As of December 31, 2015, the Company has a 100% interest in Columbia Funmap, Inc., 100% interest in RND Enterprises, Inc. and 100% interest in New Frontiers Media Holdings, LLC. The results of each of these entities are consolidated with the Company's results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 810, "Consolidation" ("ASC 810").

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

Accounts receivable

Accounts receivable represent receivables from customers for the sale of advertising, website listings, sponsorships and events. Our receivables are recorded as invoiced and represent claims that will be settled in cash. Our collection policy is that payment is due at time of advertising printing. No allowance for doubtful accounts are considered necessary to be established for amounts that may not be recoverable as our collection history is good and write-offs have been minimal.

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

Long-lived assets

The Company accounts for long-lived assets at cost. Other long-lived assets consist principally of property and equipment and identifiable intangible assets with finite useful lives (subject to amortization and depreciation). The Company may impair these assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company assesses the recoverability of long-lived assets using an assessment of the estimated undiscounted future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the assets will be adjusted for impairment to a level commensurate with fair value determined using a discounted cash flow analysis of the underlying assets.

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. During the years ended December 31, 2015 one customer accounted for 19% of revenue. During 2014, no customer accounted for more than 10% of revenue.

As of December 31, 2015, one customer accounted for 75% or accounts receivable.

Derivatives - Warrant Liability

The Company accounts for the common stock warrants issued and still outstanding as of December 31, 2015 in connection with our 9% Convertible Notes (7,633,342 warrants) and Firstfire note (176,000 warrants) in accordance with the guidance contained in ASC 815-40-15-7F, "Contracts in Entity's Own Equity". Under that provision the warrants were determined to be ineligible for equity classification due to provisions that may result in an adjustment to their conversion or exercise prices via a down-round feature and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the 9% Convertible Notes and Firstfire note has been estimated using a Monte Carlo simulation.

The warrant derivative liability balance was $214,728 as of December 31, 2015.

During the year ended December 31, 2015, the Company recognized a loss of $214,728 in the fair value of warrant related derivatives. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company's common stock decreases and will record expense when the value of the Company's stock increases. The Company's derivative liability has been measured at fair value at December 31, 2015 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company's stock, estimated probabilities of additional financing, risk-free interest rate, dilution and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the warrants would decrease as the share price decreased was also incorporated into the valuation calculation.

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

The convertible notes conversion derivative liability was $236,594 as of December 31, 2015

The 9% Convertible Notes and Firstfire note issued during year ended December 31, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company's own stock. The Company's derivative liability has been measured at fair value at December 31, 2015 using a Monte-Carlo Simulation.

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

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At December 31, 2015, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at December 31, 2015
	Carrying	(Level 1)	(Level 2)	(Level 3)
Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability – convertible notes	$236,954	$-	$-	$236,954
Derivative liability - warrants	214,728	-	-	214,728
Total liabilities measured at fair value	$451,682	$-	$-	$451,682

The following tables present the activity for Level 3 liabilities for the year ended December 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Warrant Derivative Liability	Note Conversion Derivative Liability	Total
Balance – December 31, 2014	$-	$-	$-
Additions during the period	5,289,721	7,249,178	12,538,899
Total unrealized (gains) or losses included in net loss	(5,074,993)	(7,012,584)	(12,087,577)
Balance – December 31, 2015	$214,728	$236,594	$451,322

Cost of Revenues

Costs of revenues primarily relate to production (e.g., paper, printing and distribution) and editorial costs. Production costs directly related to publications are expensed in the period that revenue is recognized for a publication (e.g., on the cover date of a magazine). Staff costs recognized as costs of revenues are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense to third parties for the years ended December 31, 2015 and 2014 were $157,248 and $4,383, respectively.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Classification of Interest and Penalties.

Net Income (Loss) Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS, if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(7,642,260)	$(229,560)

Denominator:
Weighted average number of common shares outstanding	47,090,564	30,748,969

Basic and diluted EPS	$(0.16)	$(0.01)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A preferred stock	17,999,995	-
Series B preferred stock	1,435,598	-
Convertible promissory notes	9,714,564	-
Common stock purchase warrants	16,984,342	-

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). This ASU eliminates the requirement for retrospective application of measurement period adjustments relating to provisional amounts recorded in a business combination as of the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following:

	December 31,
	2015	2014
Office equipment	$24,599	$-
Furniture and fixtures	18,234	-
Total fixed assets	42,833	-
Accumulated depreciation	(4,600)	-
Fixed assets, net	$38,233	$-

During the year ended December 31, 2015 and 2014, the Company recognized $4,600 and $0, respectively, in depreciation expense.

NOTE 4 – INTANGIBLE ASSETS

The components of intangible assets consisted of the following:

	Estimated Useful Life	December 31,
	(Years)	2015	2014
Customer lists	2	$500,000	$-
Website development	5	103,990	-
Accumulated amortization		(83,333)	-
Intangible assets, net		$520,657	$-

During 2015, the Company 1) began development of WiRLD.com and capitalized $103,990 pursuant to ASC 350-50, Intangibles – Goodwill and Other; and 2) allocated $500,000 to customer lists as a result of the acquisition of Frontiers Media Holdings, LLC on September 8, 2015. The Company recognized amortization expense of $83,333 and $0 in the years ended December 31, 2015 and 2014, respectively.

The estimated future aggregated amortization expense for intangible assets owned as of December 31, 2015 consisted of the following:

Amortization Expense
2016	267,332
2017	187,465
2018	20,798
2019	20,798
2020	20,798
Thereafter	3,466
520,657

NOTE 5 – DEBT and Related liabilities

As of December 31, 2015 and 2014, the Company had the following debt and related liability balances:

As of December 31, 2015:
			Debt and Related Liabilities
			Current						Non Current
	Note Holder	Maturity Date	Convertible Promissory Notes	Notes - Related Party	Promissory Notes	Line of Credit	Due to Related Parties	Accrued Interest	Convertible Promissory Notes	Line of Credit

(1)	9% Convertible promissory notes	9/18/16 to 3/28/17	$1,575,000	$-	$-	$-	$-	$23,064	$790,000	$-
(1)	Firstfire Global Opportunities Fund	6/16/2016	176,000	-	-	-	-	386	-	-
(1)	Lincoln Park Capital Fund, LLC	12/31/2016	300,000	-	-	-	-	5,464	-	-
(1)	Terry King	10/29/2016	50,000	-	-	-	-	780	-	-
(1)	Lawerence Rutstein, Chairman	5/4/2016	-	250,000	-	-	-	3,023	-	-
(2)	Michael Turner	3/31/2016	-	250,000	-	-	-	3,514	-	-
(3)	Various	3/31/2015 - 9/30/2015	-	-	170,000	-	-	3,193	-	-
(4)	Santander bank line of credit		-	-	-	14,729	-	-	-	35,681
(5)	Various related parties		-	-	-	-	320,002	-	-	-
	Totals		2,101,000	500,000	170,000	14,729	320,002	39,424	790,000	35,681
(1)	Debt discount		(1,310,854)	(124,766)	-	-	-	-	(580,115)	-
	Balance		$790,146	$375,234	$170,000	$14,729	$320,002	$39,424	$209,885	$35,681

As of December 31, 2014:
		Debt and Related Liabilities - Current
	Note Holder	Convertible Promissory Notes	Notes - Related Party	Promissory Notes	Line of Credit	Due to Related arties	Accrued Interest

(6)	Amalfi Coast Capital	$182,500	$-	$-	$-	$-	$64,181
(6)	MeeshCo, LLC and Amalfi Coast Capital	-	-	364,727	-	-	76,719
(5)	Various related parties	-	116,175	-	-	-	-
(5)	Various related parties	-	-	-	-	195,575	-
	Balance	$182,500	$116,175	$364,727	$-	$195,575	$140,900

_____________

(1)	See disclosure below.

(2)

Promissory note with face amount of $250,000, interest of 4.5% and maturity of March 31, 2016 payable to Michael Turner, Director and President of Media Ventures Division pursuant to the purchase of New Frontiers Media, LLC on September 8, 2015, see "NOTE 8 – BUSINESS COMBINATIONS" for additional information.

(3)

Represents notes acquired with the acquisition of New Frontiers Media Holdings, LLC on September 8, 2015 (the "Frontiers Notes"). There are eight, unsecured promissory notes with principle balances ranging between $3,000 to $50,000 and bearing interest of 2% to 9%. The Frontiers Notes all matured by December 24, 2015 and are currently in default.

(4)

Represents a bank loan acquired with the acquisition of Columbia Funmap, Inc. on February 27, 2015. The loan was established on December 13, 2012 in the original amount of $75,000. Payments of principal and interest are due monthly at a variable interest rate currently at 4%. Payments are approximately $2,600 per month.

(5)

Non-interest bearing advances by related parties used to cover operations and overhead costs not covered by advertising revenues. As of December 31, 2015, includes $50,000 due to Lawrence Rutstein, Chairman, $59,710 to Alan Beck, shareholder and consultant, $118,697 to TBG Holdings Corporation owned, in part By Timothy Hart, CFO, $6,595 due to R3 Accounting owned by Timothy Hart, CFO, and $85,000 due to Michael Turner, shareholder and President of our digital media division.

(6)	Pre Merger debt as of December 31, 2014 totaling $688,138 that was settled in connection with the Merger by the issuance of 4 million shares of Series B Preferred stock.

9% Convertible Promissory Notes Financing of up to $2.5 million

From March 2015 to September 2015, the Company entered into certain securities purchase agreements (the "Agreements") with certain accredited investors (the "Investors"). Pursuant to the Agreements, the Company is conducting a private bridge note offering, up to $2,500,000, consisting of 9% Convertible Promissory Notes (the "9% Convertible Notes") which may be voluntarily converted into shares of the Company's common stock and four-year warrants (the "Company Warrant") to purchase shares of Company's common stock. The securities are sold as units, with each unit consisting of a 9% Convertible Note, in the principal amount of $50,000 and Company Warrant to purchase 166,667 shares of the common stock, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D ("Regulation D") and/or Regulation S ("Regulation S") as promulgated under the Securities Act.

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

During the year ended December 31, 2015, the Company raised $2,365,000 from the issuance of 9% Convertible Notes and issued 7,633,342 of Company Warrants. Also during 2015, the Company repaid $105,975 of accrued interest by issuing 353,250 shares of common stock, recognized $128,786 of interest expense and $896,601 of debt discount accretion.

Financing with Firstfire Global Opportunities Fund LLC

On December 15, 2015, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC ("Firstfire"), for the sale of an unsecured, 5% convertible promissory note in the principle amount of $176,000 and 176,000 stock purchase warrants allowing Firstfire to purchase up to 176,000 shares of the Company's common stock at an exercise price of $0.40 for a period of five (5) years. On December 16, 2015, the Company received $150,000 net of a 10% original issue discount and legal fees and issued a convertible promissory note (the "Firstfire Note") in the amount of $176,000. The Firstfire Note is due in six (6) months on June 16, 2016 ("Firstfire Note Maturity Date"), accrues interest at the rate of 5% per annum and is convertible into shares of common stock as described below. In no event shall Firstfire effect a conversion if such conversion results in Firstfire beneficially owning in excess of 4.99% of the outstanding common stock of the Company. Under the terms of the Firstfire Note, the Company agreed to pay Firstfire as follows:

•	if paid by the Maturity Date, the principal sum of $176,000.00 and interest at the rate of five percent (5%);
•

if $0.00 of principal is paid by the Firstfire Note Maturity Date, then the principle sum of the face amount will be increased by 50% or $88,000 to the purchase price of $264,000.00 to be paid, at the discretion of Firstfire, in the form of cash or conversion into Common Stock plus interest; or

•

if a portion of the principal is paid plus interest in cash by the Firstfire Note Maturity Date, the face amount of the purchase price of $264,000 will be reduced by the amount that is 150% of the amount paid in cash by the Firstfire Note Maturity Date.

The Firstfire Note is unsecured but is a senior obligation of the Company, with priority over all existing and future indebtedness (as defined in the Firstfire Note) of the Company, except that the Firstfire Note is treated pari passu with future indebtedness that is equal to, or exceeds, $250,000.00.

Under the terms of the Firstfire Note, Firstfire has the right to convert at any time beginning on the Firstfire Note Maturity Date. The conversion price is $0.30. If, prior to the repayment or conversion of the Firstfire Note, the Company consummates a registered or unregistered primary offering of its securities for capital raising purposes, Firstfire has the right to (x) demand full repayment as determined under the terms of the note or (y) convert any outstanding principal amount and interest into Common Stock at the closing of such primary offering at a conversion price equal to the $0.30. If an event of default (as defined in the Firstfire Note) occurs, the conversion price shall equal the lower of (A) $0.30 and (B) a 10% discount to the offering price to investors in the primary offering.

Under the terms of the Firstfire Note, the Company may pre-pay the outstanding principal amount of the Firstfire Note plus accrued interest upon three (3) Trading Days prior written notice to Firstfire. If the Company exercises its right to prepay the Firstfire Note, the pre-payment amount will be equal to the sum of: (A) within 90 days of the Closing Date, 110% and (B) thereafter, 115%, multiplied by principal amount, plus accrued and default interest.

As additional consideration, the Company granted Firstfire a warrant to purchase 176,000 shares of our common stock (the "Firstfire Warrant"). The Firstfire Warrant has a five-year term and an exercise price equal to the lesser of: (i) $0.40 or (ii) the price of our common stock (or common stock equivalents, or conversion price of debt instruments sold in such offering) sold and entitling any person to acquire shares of common stock at an effective price per share that is lower than the then exercise price (currently $0.40). Such adjustment shall be made whenever such common stock or other securities are issued. Pursuant to the terms of the Firstfire Warrant, no adjustment to the exercise price will be made in respect of an "exempt issuance".

The Firstfire Warrant includes the same ownership limitation described above in connection with the Firstfire Note. The Firstfire Warrant includes cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant shares is not available for the resale of such Firstfire Warrant shares.

The Firstfire Note and Firstfire Warrant were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

Because the economic characteristics and risks of the equitylinked conversion options contained in the Firstfire Note are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. Additionally, due to the down-round feature contained in the Firstfire Warrant, it too is classified on the balance sheet as a liability with both instruments revalued each period with changes in value recorded as other income (expense). The initial fair value of the Firstfire Note derivative liability was $289,291 and determined using Monte Carlo simulation with the following inputs: quoted market price - $0.70; conversion price - $0.30, volatility - 60%; term - 0.5 years; and risk-free interest rate - 1.50%, resulting in a fair value per share of $0.49 multiplied by the 586,667 shares that would be issued if the Firstfire Note was exercised on the issuance date. The Firstfire Warrant liability was $77,903 and determined using Monte Carlo simulation with the following inputs: quoted market price - $0.70; conversion price - $0.40, volatility - 60%; term - 5 years; and risk-free interest rate - 1.50%, resulting in a fair value per share of $0.44 multiplied by the 176,000 shares that would be issued if the Firstfire Warrant was exercised on the issuance date.

During the year ended December 31, 2015, the Company recognized $386 of interest expense and $15,305 of accretion related to the debt discount.

Derivative Liability related to the 9% Convertible Notes, Firstfire Note and Related Detachable Warrants

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the 9% Convertible Notes, Firstfire Note and related detachable warrants issued in connection with said notes do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company's stock and are to be treated as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embedded derivative is calculated with changes in value recorded to other expense. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at December 31, 2015.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company's 9% Convertible Notes, Firstfire Note and related warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2015 is as follows:

December 31, 2015
Common stock issuable upon conversion of notes	8,549,237
Common stock issuable upon exercise of warrants	7,809,342
Stock price	$0.16
Volatility (Annual)	60%
Strike price	$0.75, 9% Convertible Note warrants; $0.40, Firstfire Note warrants; $0.30 notes
Risk-free rate	1.50%
Maturity date	4 - 5 years warrants; 0.5 - 1.5 years notes

The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015:

	Balance at December 31, 2014	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Fair value of derivatives upon reclass to additional paid-in capital	Balance at December 31, 2015
Warrants derivative liability	$-	$7,249,178	$(7,012,584)	$-	$236,594
Convertible note conversion derivative liability	-	5,289,721	(5,074,993)	-	214,728
Total	$-	$12,538,899	$(12,087,577)	$-	$451,322

Financing with Lincoln Park Capital Fund, LLC

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

The company determined that the Senior Convertible Note's conversion feature is indexed to the Company's stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the notes meets the scope exception under FASB ASC 815-40-15-7 and treatment under ASC 470-20 – Debt with Conversion and Other Options is appropriate. As a result, the Company first allocated Senior Convertible Note principal between the Senior Convertible Note, OID and the warrants based upon their relative fair values. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.30 per share; estimated volatility – 150%; 5-year risk free interest rate – 1.44%; expected dividend rate - 0% and expected life - 6 years. This resulted in allocating $137,695 to the warrants and $132,305 to the Senior Convertible Note and $30,000 to the OID. Next, the intrinsic value of the beneficial conversion feature (the "BCF") was computed as the difference between the fair value of the common stock issuable upon conversion of the Senior Convertible Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $1,667,695. As this amount resulted in a total debt discount that exceeds the Senior Convertible Note proceeds, the amount recorded for the BCF was limited to principal amount of the Senior Convertible Note. The resulting $300,000 discount is being accreted over the 16 month term of the Senior Convertible Note.

During the year ended December 31, 2015, the Company recognized $5,464 of interest expense and $79,518 of accretion related to the debt discount.

Financing with Terry King

On October 29, 2015, the Company issued a 9% Convertible Promissory Note (the "King Note") to Terry King ("Mr. King") in the amount of $50,000. The King Note was issued pursuant to the terms of a Note Purchase Agreement dated as of the same date. The King Note bears interest at the rate of 9% per annum (or 12% upon the occurrence of an event of default) and the principal and interest is due and payable in 12 months on October 29, 2016 (the "Maturity Date").

The principal and all accrued interest is convertible at the option of Mr. King into shares of our common stock at any time at the conversion price of $0.40, as adjusted for stock splits, stock dividends, stock combinations or other similar transactions as provided in the King Note.

At no time may the King Note be converted into shares of our common stock if such conversion would result in the Investors and its affiliates owning an aggregate of shares of our common stock in excess of 9.99% of the then outstanding shares of our common stock, provided such percentage may increase or decrease upon not less than 61 days prior written notice from the Investor.

As additional consideration for the loan, the Company granted Mr. King a four-year warrant to purchase 125,000 shares of our common stock (the "King Warrant") at an exercise price of $0.75 per share. The Warrant includes the same ownership limitation described above in connection with the King Note. The King Warrant does not include cashless exercise rights.

The King Note and King Warrant were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

The company determined that the King Note's conversion feature is indexed to the Company's stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the King Note meets the scope exception under FASB ASC 815-40-15-7 and treatment under ASC 470-20 – Debt with Conversion and Other Options is appropriate. As a result, the Company first allocated King Note principal between the King Note and the King Warrants based upon their relative fair values. The estimated fair value of the King Warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.30 per share; estimated volatility – 150%; 5-year risk free interest rate – 1.53%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $18,750 to the King Warrants and $31,250 to the King Note. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the King Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $100,000. As this amount resulted in a total debt discount that exceeds the King Note proceeds, the amount recorded for the BCF was limited to principal amount of the King Note. The resulting $50,000 discount is being accreted over the 12 month term of the King Note.

During the year ended December 31, 2015, the Company recognized $780 of interest expense and $8,607 of accretion related to the debt discount.

Financing with C. Lawrence Rutstein, Chairman

On November 6, 2015, the Company issued an 8% Promissory Note (the "Rutstein Note") to C. Lawrence Rutstein, Chairman of the Board of the Company ("Mr. Rutstein ") in the amount of $250,000. The Rutstein Note was issued pursuant to the terms of a Promissory Note dated as of the same date. The Rutstein Note bears interest at the rate of 8% per annum and the principal and interest is due and payable in 180 days on May 4, 2016 (the "Maturity Date"), or upon the consummation of a financing with gross proceeds to the Company of no less than $1,000,000.

In consideration for the financing, the Company issued Mr. Rutstein a Common Stock Purchase Warrant (the "Rutstein Financing Warrant"), dated as of November 13, 2015, for 500,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.50 per share. The Rutstein Financing Warrant terminates four years from the date of issuance. The exercise price and number of shares of the Company's common stock issuable under the Rutstein Financing Warrant are subject to adjustments for stock dividends, splits, combinations and certain other events as set forth in the Rutstein Financing Warrant.

The Company allocated Rutstein Note principal between the Rutstein Note and the Rutstein Financing Warrant based upon their relative fair values. The estimated fair value of the Rutstein Financing Warrant was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.15 per share; estimated volatility – 149%; 3-year risk free interest rate – 1.20%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $169,459 to the Rutstein Financing Warrant and $80,541 to the Rutstein Note. The resulting $169,459 discount is being accreted over the six month term of the Rutstein Note.

During the year ended December 31, 2015, the Company recognized $3,023 of interest expense on the Rutstein Note and $44,693 of accretion related to the debt discount.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred and Common Stock

As of December 31, 2015 and December 31, 2014, there were 52,268,504 and 30,748,969 shares of common stock outstanding, respectively. As of December 31, 2015 there were 17,999,995 shares of Series A Preferred Stock and 1,435,598 shares of Series B Preferred Stock outstanding convertible into common stock at a ratio of one-for-one. No preferred stock was outstanding as of December 31, 2014. All share and per share amounts have been retrospectively restated to reflect the one-for-thirty reverse stock split affected January 16, 2015.

During the year ended December 31, 2015, the Company issued preferred stock and common stock as follows:

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
•

Issued 2,252,250 shares of restricted common stock to Alan Beck for the purchase of 100% of common stock issued and outstanding of Funmap, See "NOTE 8 – BUSINESS COMBINATIONS, Columbia Funmap, Inc. Acquisition" below for more information.

•

Issued 2,750,000 shares of restricted common stock pursuant to the Asset Purchase Agreement between the Company and RND Enterprises, Inc.See "NOTE 8 – BUSINESS COMBINATIONS, RND Enterprises, Inc. Asset Purchase"

•

Became contractually obligated to issue 14,400,000 shares of restricted common stock pursuant to the membership interest purchase agreement between the Company and New Frontiers Media Holdings, LLC. The shares were valued at $4,230,000and remain unissued as of the filing date of this report.See "NOTE 8 – BUSINESS COMBINATIONS, New Frontiers Media Holdings, LLC"

•	Issued 2,384,457 shares of restricted common stock and recognized $2,285,240 of stock compensation expense in exchange for services valued at the fair value of services performed.
•

Issued 500,000 shares to Maxim Group, LLC as placement agent pursuant to an engagement agreement for the public offering of common stock. The shares were valued at $595,000 and capitalized in deferred financing costs until the closing of an offering at which time the asset will be reclassified as a charge to equity. In addition, the Company paid Maxim a non-refundable fee of $25,000 also capitalized until the closing of an offering at which time the asset will be reclassified to equity.

•	Issued 353,250 shares of common stock to holders of the 9% Convertible Notes in exchange for accrued interest of $105,975.

Each share of Series A Preferred shall: (i) have a par value of $0.001 per share, (ii) rank on parity with the Company's common stock and any class of series of capital stock hereafter created, and (iii) be convertible into one share of common stock at the option of the holder until January 1, 2017 after which the right to convert to common stock ceases. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to twice the number of shares of Series A Preferred stock such holder owns. The holders of Series A Preferred stock are not entitled to any dividends declared by the Company nor do such holders have any liquidation preferences or any other asset distribution rights as it relates to the Company.

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

Common Stock Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of December 31, 2015 and December 31, 2014 is as follows:

	Number of Warrants as of:
	December 31, 2015	December 31, 2014	Exercise Price	Date of Issuance	Expiration Date
(1)	7,633,342	-	$0.75	2015	2020
(2)	800,000	-	$0.75	April 15, 2015	March 20, 2019
(3)	1,500,000	-	$0.30	June 30, 3015	June 30, 2020
(4)	1,500,000	-	$0.30	July 29, 2015	July 29, 2020
(4)	1,500,000	-	$0.30	July 29, 2015	July 29, 2020
(5)	1,000,000	-	$0.50	August 21, 2015	August 21, 2021
(6)	125,000	-	$0.75	October 29, 2015	October 29, 2019
(7)	500,000	-	$0.50	November 6, 2015	November 6, 2019
(8)	1,750,000	-	$0.50	November 18, 2015	November 18, 2021
(9)	500,000	-	$0.50	November 13, 2015	November 13, 2019
(10)	176,000	-	$0.30	December 15, 2015	December 15, 2020
	16,984,342	-

(1)

Issued to various parties pursuant to the securities purchase agreement and 9% Convertible Notes. These warrants are accounted for at fair value and remeasured at each reporting period as described under "NOTE 4 – DEBT and Related liabilities".

(2)	Issued pursuant to prior financings with fixed conversion price, no down-round protection and included in equity.

(3)

The Company issued 1.5 million common stock purchase warrants to C. Lawrence Rutstein pursuant to a consulting agreement entered into on June 30, 2015. The consulting agreement has a term of 24 months with compensation solely in the form of 1.5 million warrants. The warrant includes Piggyback registration rights, cashless exercise, 5 year life, $0.30 exercise price. The warrants were evaluated for equity or liability accounting. Based on their terms, they are treated as equity. The fair value of the warrants was $0.271 as calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 147%; risk free interest rate - 1.63%; expected dividend rate - 0% and expected life - 5 years. Pursuant to ASC 505-50-25, Equity-based Payments to Non-Employees, the resulting total compensation expense of $406,500 was recorded as an increase to additional paid-in capital and deferred compensation and will be recognized ratably over the 24 month consulting term, or $50,813 per quarter unless exercised within 24 months at which time the unamortized pro rata compensation expense will be recognized.

(4)

The Company issued 3.0 million common stock purchase warrants, or 1.5 million each to Patrick Kolenik and Carry W Sucoff, pursuant to a consulting agreement entered into by each individual on July 29, 2015. The consulting agreements are identical and have a term of 24 months with compensation solely in the form of 1.5 million warrants each. Both warrants contain identical terms including Piggyback registration rights, cashless exercise, 5 year life, $0.30 exercise price and shares of warrant stock cannot be sold prior to February 1, 2016 unless any of the shares owned or controlled by Robert Blair or TBG Holdings, or any of their affiliates, are sold, or are included in a registration statement for resale during that period. The warrants were evaluated for equity or liability accounting. Based on their terms, they are treated as equity. The fair value of the warrants was $0.274 as calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 152%; risk free interest rate - 1.62%; expected dividend rate - 0% and expected life - 5 years. Pursuant to ASC 505-50-25, Equity-based Payments to Non-Employees, the resulting total compensation expense of $822,000 was recorded as an increase to additional paid-in capital and deferred compensation and will be recognized ratably over the 24 month consulting term, or $102,750 per quarter unless exercised within 24 months at which time the unamortized pro rata compensation expense will be recognized.

(5)	Issued to Lincoln Park Capital Fund, LLC pursuant to that Senior Convertible Promissory Note dated August 21, 2015 as described under "NOTE 4 – DEBT and Related liabilities".

(6)	Issued to Terry King pursuant to the King Note as described under "NOTE 4 – DEBT and Related liabilities".

(7)	The Rutstein Financing Warrant Issued to Lawrence Rutstein, Chairman, pursuant to the Rutstein Note as described under "NOTE 4 – DEBT and Related liabilities".

(8)

On November 18, 2015, the Company issued to C. Lawrence Rutstein, Chairman of the Board, a warrant to purchase 1,750,000 shares of common stock in consideration for his services as a member of the Company's board of directors. The warrant has an exercise price of $0.50 per share and becomes exercisable with respect to one-third (1/3) of the total shares subject to the warrant (approximately 583,333 shares of common stock) on each of the following dates (i) November 18, 2015, which is the date of issuance, (ii) first anniversary of the date of issuance, and (iii) the second anniversary of the date of issuance. If at any time while there are shares subject to the warrant that are outstanding the Company is sold to a third party, whether through a stock sale or a sale of substantially all of its assets or in one or more transactions, all shares subject to the warrant fully vest and become exercisable. The warrant terminates on the fourth (4th) anniversary of the applicable vesting date with respect to each tranche of shares subject to the warrant that vest as described above. The warrants were evaluated for equity or liability accounting. Based on their terms, they are treated as equity. The fair value of the warrants was $0.249 as calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 149%; risk free interest rate - 1.69%; expected dividend rate - 0% and expected life - 4 years. The resulting total compensation expense of $435,750 will be expenses according to the vesting schedule described above.

(9)

On November 13, 2015, the Company issued to Mark Friedman, Director, warrants to purchase 500,000 shares of Common Stock on November 13, 2015, in consideration for services performed to date as a member of the Company's Board of Directors. The warrants have a term of 4 years and an exercise price of $0.40 per share. The warrants were evaluated for equity or liability accounting. Based on their terms, they are treated as equity. The fair value of the warrants was $0.254 as calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 149%; risk free interest rate - 1.67%; expected dividend rate - 0% and expected life - 4 years. The resulting total compensation expense of $127,000 was expensed on the date of issuance.

(10)	The Firstfire Warrant Issued to Firstfire, pursuant to the Firstfire Note as described under "NOTE 4 – DEBT and Related liabilities".

No warrants were exercised, expired, canceled or repriced during the year month ended December 31, 2015.

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

NOTE 8 – BUSINESS COMBINATIONS

The Company acquired three businesses during the year ended December 31, 2015. Business combinations are accounted for using the acquisition method, and the results of each of those acquired businesses are included in the consolidated financial statements beginning on the respective acquisition date. Acquisition method accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the consolidated financial statements, in conformity with ASC No. 820, "Fair Value Measurements and Disclosures" ("ASC 820"), represent the Company's best estimates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of final working capital adjustments and tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid these premiums for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in national markets and expanding and advancing its product offerings. The goodwill from these business combinations is generally not deductible for tax purposes.

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

The table below summarizes the estimates of fair value of the Funmap assets acquired and liabilities assumed as of the acquisition date. The net enterprise value of Funmap was valued at $3,467,488 which represented both the restricted common stock and notes issued by the Company for its 100% interest. Upon closing, the final purchase price consisted of the assumption of $93,968 of liabilities, issuance of 2,160,000 shares of restricted common stock to Mr. Beck, repayment of related party debt of $87,888 by issuing 92,250 shares of restricted common stock to Mr. Beck, and a note to Mr. Beck totaling $10,000. Additionally, the Company entered into a consulting agreement with Mr. Beck under which Mr. Beck will act as a national sales manager. The agreement has a term of 36 months, provides compensation of $5,000 per month plus 15% of cash collected for print sales sold directly by Consultant; plus a 3% override on print sales of FunMaps™; plus 20% of collected online sales made by Consultant, personally.

The purchase price allocation is as follows:

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

RND Enterprises Inc. Asset Purchase

On June 17, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with RND Enterprises, Inc. ("RND"), a New York company, pursuant to which the Company purchased substantially all of the assets of RND from its sole shareholder Mr. David Moyal, for a purchase price of $1,000,000, consisting of $200,000 in cash and $800,000 in shares of common stock. Immediately prior to the transaction, the 5% shareholder of RND transferred all his interests in RND to Mr. Moyal for nominal amount. In consideration, the Company agreed to pay to the minority shareholder $30,000 in cash and issue 750,000 shares of common stock valued at $0.40 per share. In aggregate, the Company completed the acquisition transaction for an amount equal to $1,330,000, consisting of $230,000 in cash payable at closing and $1,100,000 in the restricted shares of the Company's common stock, valued at $0.40 per share for a total of 2,750,000 shares. The transaction closed on June 17, 2015. RND is engaged in the business of publishing an LGBT culture magazine known as Next Magazine. The Company accounted for the purchase using the acquisition method of accounting.

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

New Frontiers Media Holdings, LLC Acquisition

On September 8, 2015, Multimedia Platforms, Inc. entered into that certain membership interest purchase agreement, dated as of September 8, 2015, with Mr. Michael A. Turner, the sole member of New Frontiers Media Holdings, LLC, a Delaware limited liability company, to purchase 100% of the membership interests of Frontiers Media (such agreement, together with all schedules, exhibits and attachments thereto, the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company paid the purchase price equal to $500,000 in cash, consisting of $250,000 payable at the closing date and the remaining $250,000 in the form of a promissory note accruing interest of 4.5% payable at the earlier of March 31, 2016 or the closing of an underwritten offering of not less than $3,000,000. In addition, Mr. Turner shall also receive an aggregate of 14,400,000 shares of the Company's common stock, of which 3,000,000 shares of common stock shall be placed in escrow to be released upon achieving certain milestones. The Shares are being issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The table below summarizes the preliminary estimates of fair value of the Frontiers Media assets acquired and liabilities assumed as of the acquisition date. The net enterprise value of Frontiers Media was valued at $4,730,000 which represented both the restricted common stock and notes issued by the Company for its 100% interest. Due to the lack of liquidity and volume in our common stock and significant share issuance to Mr. Turner, the market price of our common stock is not an accurate gauge of its value. Thus, management has assessed the fair value based on recent issuances of convertible notes with a $0.30 conversion price.

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

Consideration:
11,400,000 shares of common stock	1)	$3,420,000
3,000,000 contingent shares	1)	810,000
Issuance of note		250,000
Cash paid		250,000
Total consideration			$4,730,000

1)

The fair value of the 11,400,000 ordinary shares issued as part of the consideration paid for Frontiers Media was determined on the basis of our convertible promissory notes $0.30 conversion price. The 3,000,000 contingent shares placed into escrow will be released to Mr. Turner upon achieving certain milestones. These shares were valued based on a 90% probability that the related milestones would be met.

Pro Forma Adjusted Summary

The results of operations for Funmap, RND and Frontiers Media have been included in the consolidated financial statements subsequent to their acquisition dates. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the dates of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management's estimates.

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

	Years Ended
	December 31,
	2015	2014
Net revenue	$3,341,719	$3,572,496
Gross profit	1,639,095	1,938,447
Operating costs	(5,173,713)	(3,247,806)
Stock compensation	(2,799,301)	-
Impairment of goodwill	(2,729,834)	-
Interest expense	(145,374)	(25)
Accretion of debt discount	(1,044,724)	-
Change in fair value of derivatives	2,063,678	-
Net income (loss)	$(8,190,173)	$(1,309,384)

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company impaired $2,729,834 of goodwill related to the Funmap purchase, See "NOTE 9 – GOODWILL" for additional information.

NOTE 9 – GOODWILL

The following table sets forth the carry value of the Company's goodwill as of December 31, 2015:

		During the Year Ended December 31, 2015
	Balance at December 31, 2014	Goodwill Recognized at time of Purchase	Goodwill Impaired	Balance at December 31, 2015
Funmaps	$-	$3,479,834	$(2,729,834)	$750,000
Next	-	1,330,000	-	1,330,000
Frontiers Media	-	4,654,197	-	4,654,197
Total	$-	$9,464,031	$(2,729,834)	$6,734,197

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

During 2015, we performed a goodwill impairment test and estimated the fair value of our Funmap, RND and Frontiers reporting units based on the income approach (also known as the discounted cash flow ("DCF") method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our Funmap reporting unit was projected based on our estimates of future revenues, operating income and other factors (such as working capital and capital expenditures). The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the cash flows for the reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. We determined that the carry value of the Funmap reporting unit exceeded the fair value under the income and market approach. As a result we impaired $2,729,834 as of December 31, 2015. The RND and Frontiers reporting units' fair value was greater than their carry values.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Through TBG Holdings Corporation and R3 Accounting, Timothy Hart, the Company's Chief Financial Officer, provides accounting and other consulting related services to the Company. During the years ended December 31, 2015 and 2014, the company recognized expense related to these services of $236,278 and $0, respectively. At December 31, 2015, the Company owed R3 Accounting and TBG Holdings Corporation $6,595 and $138,697, respectively, which is included on the balance sheet under "Due to related parties".

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On July 1, 2015, the Company entered into a lease of office space at 2000 E Oakland Blvd. Suite 106 & 107, Ft. Lauderdale, FL 33306. The lease expires on June 30, 2016 with monthly payments of $1,908. The lease contains two one year options to renew at the same rental rate.

Our principal executive offices are located at 2000 E Oakland Blvd. Suite 106 & 107, Ft. Lauderdale, FL 33306 under a lease expiring in July 2016 and with options to renew. Rent is $1,908 per month.

We maintain office space located at 5657 Wilshire Blvd. Suite 470, Los Angeles, CA 90036 on a month-to-month basis. Rent is $7,920 per month.

We maintain office space located at 121 Varick Street, 4th Floor, New York, New York 10013 on a month-to-month basis. Rent is $3,500 per month.

Rent expense for office space totaled $69,978 and $7,500 during the years ended December 31, 2015 and 2014, respectively.

NOTE 12 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets & laibilities:
Net operating loss carryforwards	$1,485,533	$813,883
Derivative liability	157,963	-
Goodwill and purchased intangible assets	(139,631)	-
Depreciation	(4,805)	(3,195)
Total deferred tax assets	1,499,060	810,688
Less: valuation allowance	(1,499,060)	(810,688)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $688,372 and $235,456 for the years ended December 31, 2015 and 2014, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2015 available to offset future federal taxable income, if any, of approximately $4,142,754, which will fully expire by the fiscal year ended December 31, 2035. Accordingly, there is no current tax expense for the years ended December 31, 2015 and 2014.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended December 31, 2015 and 2014.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 35% for the years ended December 31, 2015 and 2014:

	2015	2014
Income tax benefit at statutory rate	$2,674,791	$245,747
Permanent differences	(1,986,19)	(10,291)
Change in valuation allowance	(688,372)	(235,456)
	$-	$-

The fiscal years 2012 through 2015 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the period ended December 31, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

On March 2, 2016, the Company issued 220,419 shares of restricted common stock and recognized $30,000 of stock compensation expense in exchange for services valued at the fair value of services performed.

Subsequent to year end, the Company conducted a private bridge note offering for up to $400,000 by issuing Units with each Unit consising of an 8% Promissory Note and 250,000 shares of restricted common stock. The Company received $200,000 and issued 2,000,000 shares.

On March 15, 2016, the Company entered into a Merchant Agreement with Brian Neal, a shareholder of the Company, and Complete Business Solutions Group, Inc. (the "Investor") pursuant to which the Company received an aggregate of $125,000 investment amount from the Investor. The term is for 180 days. The Company is required to pay $972.22 per day for a total amount of $175,000. If the Company decides to pay in 60 installments, the total payment amount is $156,250. To effectuate the financing, the Company also entered into the following documents with the Investor (i) a Security Agreement and Guaranty, (ii) a Disclosure for Confession of Judgment, (iii) a Confession of Judgment as defendant, and (iv) a Confession of Judgment as co-defendant with Brian Neal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended as of December 31, 2015. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, the Company's internal controls and procedures were effective.

(b) Management's Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Previously Identified Weakness inInternal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management's assessment of our internal control over financial reporting our Form 10-Q for the quarter ended September 30, 2015 we identified material weakness in internal control over financial reporting as described below:

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

•

Restatement of Previously Issued Financial Statements. We did not maintain effective controls to provide reasonable assurance that our convertible notes conversion derivative liability and warrant liability was being accounted for correctly during the fiscal quarter ended September 30, 2015. This material weakness resulted in errors in our financial statements and related disclosures, including inaccuracies in previously unreported fair value of convertible notes derivative liability and warrant liability, net gain/loss and total shareholders' equity. During the preparation of our fiscal quarter ended September 30, 2015 financial statements, the Company discovered an error in the application of accounting guidance related to our convertible notes and detachable warrants that were issued starting in March 2015. Specifically, the Company measured and recorded the beneficial conversion feature and detachable warrants pursuant to ASC 470-20, Debt with Conversion and Other Options which limits the amount of discount recognized to the face amount of the convertible notes and classifies the warrants and beneficial conversion feature discounts to equity. However, during the preparation of our fiscal quarter ended September 30, 2015 financial statements, it came to our attention that as a result of the down-round feature contained in our convertible notes and warrants, equity treatment was improper and that fair value accounting of the derivative embedded in the convertible notes and fair value of the warrants needed to be measured at each reporting period with changes in value recorded to the statement of operations. The reclassification of the originally recorded debt discount from equity to liabilities and changes in the value of the warrants and convertible notes conversion derivative liability resulted in changes to the Company's financial statements, which warranted restatement of the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 and June 30, 2015.

Remediation Efforts

We made improvements to the overall design of our control environment to address the material weaknesses in internal control over financial reporting described above. In particular, we hired additional staff to assist with complex accounting issues and have implemented certain best practices with respect to our internal recordkeeping and processing activities.

Management believes through the implementation of various control environment improvements, we have significantly improved our internal controls. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of required financial information. The remediation efforts noted above are subject to our internal control assessment, testing, and evaluation processes.

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

(c) Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this annual report was filed.

Name	Age	Position	Director / Officer Since
Robert (Bobby) Blair	51	Chief Executive Officer and Director	January 9, 2015
Timothy Hart	56	Chief Financial Officer	November 14, 2014
C. Lawrence Rutstein	71	Chairman of the Board, Independent Director	March 31, 2015
Peter Jackson	53	Chief Operating Officer, Director	May 1, 2015
Mark L. Friedman	68	Independent Director	September 2, 2015
Patrick Kolenik	64	Independent Director	March 31, 2015
Michael Turner	53	President of Media Ventures Division and Director	September 8, 2015
Richard Hack	64	Editor-in-Chief	February 3, 2015
Kevin Hopper	37	Vice President	February 3, 2015

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement) to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) and are not the subject of any criminal proceedings which are currently pending.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Bobby Blair, age 51, has over 25 years of experience in leadership in the business world and is a former world ranked professional tennis player. After retiring from tennis at the age of 23, Mr. Bair became one of the youngest general managers in United States history for a professional sports franchise. World Team Tennis/Billie Jean King hired Mr. Blair to lead the Tampa, Florida franchise. In 1993 Mr. Blair created one of the most successful distressed single family home re-development companies in America based in Orlando, Florida. Mr. Blair's real estate success was brought to national attention in 1997 when he was hired as the national spokesperson for the Real Estate seminar division of "Success Magazine," an internationally renowned publication with over a 100 year history in showcasing successful entrepreneurs from all over the world. Robert Blair Real Estate continues to thrive as a leader in the distressed single family home redevelopment niche. In 2007 Mr. Blair began the creation Multimedia Platforms, Inc. which has turned into one of the nation's most successful LGBT Multimedia companies consisting of Men's Entertainment Magazines, Weekly Newspapers, Entertainment and News Web Sites along with Social Media platforms that consist of thousands of followers from all over the world. Mr. Blair is currently working on creating an International LGBT Mobile Application and digital hub that will offer the latest technology for the LGBT community to have access to everything LGBT related to entertainment and news at their fingertips. www.wirld.com-beta launched in February 2016. Mr. Blair's autobiography, 'Hiding Inside the Baseline", was released in April 2014. The Book was made into a documentary which aired nationally on Fox College Sports in January of 2016. Mr. Blair resides in Los Angeles, California with his partner of thirteen years, Brian Neal.

Timothy Hart, age 56, has over thirty years of vast accounting and finance experience, including 10 years with KPMG, one the world's largest international public accounting firms. Most recently, Mr. Hart expanded his private practice to form R3 Accounting LLC. and has extensive experience dealing with SEC and other regulatory matters, such as initial and secondary public offerings, private placements, formulating responses to various SEC inquiries, compliance with SEC reporting requirements (Forms 10-K, 10-Q and 8-K), dealing with banks, private investors and investment bankers in obtaining debt and/or equity financing, and appearing before the IRS representing clients on IRS audits. He also has widespread experience with mergers and acquisitions, including transactional documentation. back and front office systems implementations for small to medium sized businesses, business consulting with small public and private companies and their executives and various other accounting, finance and tax services. Mr. Hart holds a Bachelor's Degree in Accountancy, Economics and Business Administration from Thomas More College, and has been a certified public accountant since 1984. He is also former Chairman of the Chamber of Commerce for Oakland Park/Wilton Manor.

C. Lawrence Rutstein, age 71, has spent the last 27 years involved in financing and operating a number of public and private companies. From 2006 - 2012 he served as Senior Vice President of Patriot Rail Corp, a private acquirer of short line and regional railroads in the US, and has continued consulting with both public and private companies on their financial and corporate strategies. Mr. Rutstein served as Secretary and Vice President of Administration at Banyan Rail Services Inc. (formerly B.H.I.T. Inc) from 2008 to 2010. He served as the Chief Executive Officer of Regenesis Holdings Inc. from 1997 to 1998. He formed an investment partnership to purchase the Memphis Chicks AA Baseball Club and served as its Executive Vice President from 1992 to 1993. From 1991 to 1993, he served as General Partner and Vice President of Memphis Chicks Baseball Club. In 1989 he led an IPO for Cedar Group Inc., and served as its Chief Executive Officer until 1991. In 1980, Mr. Rutstein created and served as Managing Partner of Parker & Rutstein. Mr. Rutstein practiced securities law and corporate banking for several major Philadelphia law firms, including Morgan, Lewis & Bockius and Blank, Rome. From 1971 to 1972, he served as an Assistant Attorney General and Chief Counsel to the Pennsylvania Department of Banking and in 1973 became the first in-house counsel for Continental Bank, at that time a $1 billion bank in the Philadelphia area.

Mr. Rutstein earned his undergraduate degree from the University of Massachusetts in 1965 and a JD degree from Harvard Law School in 1968.

Peter Jackson, age 53, is a 29-year veteran of the publishing industry whose career in the publishing business has run the gamut from journalist, editor, publisher and owner to experience on a national level as a corporate executive for one of the nation's largest privately-owned media chains where he served as vice president of sales and marketing overseeing 120-plus publications in 12 states and the Caribbean.

Later, as president of a media sales training consulting business, Jackson helped multimedia groups make the transition from print to web, trained hundreds of advertising sales reps and has been a speaker at North America's leading print industry associations including Inland Press, the New York Press Association and the Canadian Press Association. He has experience in LGBTQ media as well, having served at one time as sales director for a leading publishing group which included the Washington Blade, New York Blade, Southern Voice and Houston Voice.

Mark L. Friedman, age 68, has over 40 years of business experience. Since 1993 Mr. Friedman has been a private equity and venture capital investor, currently serving as the Managing Partner of Constellation Investment Partners LLC (which he co-founded in 2001). He has also served as a director and audit committee member of several publicly-traded companies. While practicing corporate finance law as a partner at the law firm Shea & Gould, a major international law firm based in New York, Mr. Friedman represented primarily investment banking firms including Bear Sterns, Alex Brown, Drexel Burnham and Goldman Sachs. He co-founded RCL Capital Partners in 1992, which purchased substantial equity positions in Allied Digital Technologies and Disc Graphics. In 1986, he served as counsel and one of five principal investors in a structured leveraged buyout of Checker Motors Corporation. Mr. Friedman served as a director of several publicly-traded companies including AcaJoe (sports apparel) and Enchanted Village (educational toys) as well as of Allied Digital. He served as a director of Disc Graphics from 1995-2002. From 2007-2012 Mr. Friedman served as a director of Direct Markets Holdings (NASDAQ), a New York based investment banking firm. Since 2013, he has served as a director of Banyan Rail Services, Inc.

Mr. Friedman received a B.A. in History in 1970 (Magna Cum Laude) and a J.D. in 1973 (Cum Laude) from the University of Pennsylvania. He was elected to Phi Beta Kappa and served as Articles Editor of the University of Pennsylvania Law Review.

Patrick M. Kolenik, age 64, has over forty years of securities industry experience. Mr. Kolenik was the Chief Executive Officer of Sherwood Securities Corp. where he has been involved with more than 200 successful public and private financings. Since 2003, Mr. Kolenik has been a consultant to both public and private companies through his company PK Advisors. Mr. Kolenik currently serves on the Board of Directors of root9B Technologies Inc., a public company that focuses on cyber security and the Board of directors of SpendSmart Network Inc. (SSPC), a loyalty rewards and testing management company with more than 4,500,000 users. Mr. Kolenik previously served on the Board of Directors of American Roadside Burgers, Inc. and RestorGenex Corp (RESX), a public company that owns and operates more than 140 live events.

Michael Turner, age 53, has 25 years of experience providing private equity, financial advisory, transactional and valuation services on over 200 transactions. In February 2014, he purchased the assets of Frontiers Media to build a niche media company with multiple platforms focused on the LGBT market. From 2005 to 2012, he was a Managing Director with The Courtney Group, a boutique merchant bank providing private equity and investment banking services. In 2008, Mr. Turner formed TL Vistas Capital Partners to focus on advising early stage and growth stage companies on strategic and financial matters. Previously he worked for eight years at Valuation Research Corporation as a Vice President, leading its West Coast practice. Mr. Turner also worked for Marshall & Stevens and for Unocal Corporation. He is trained in real estate, business analysis and valuation. Mr. Turner is an investor in a number of private companies in a wide array of industries. He is active in several companies as an investor and strategic advisor.

Mr. Turner earned a B.A. in Economics in 1985 from the University of Colorado and an MBA in 1992 from the University of Southern California with an emphasis in finance and real estate.

Richard Hack, age 64, is an award-winning journalist and author of seventeen books, three miniseries, and over two-dozen audio recordings including the New York Times bestselling "Hughes: The Private Diaries, Memos and Letters." He has written about the rich & notorious in numerous other biographies such as "Duchess of Death: The Unauthorized Biography of Agatha Christie," "PuppetMaster: The Secret Life of J. Edgar Hoover," the Michael Jackson Story—"Jackson Family Values," and "Clash of the Titans" chronicling Ted Turner and Rupert Murdoch. His current book, "The Baby Boomers' Guide to the Fountain of Youth" (with fitness trainer Andy Kress), investigates the obesity and nutrition crisis in America, and offers a simple and revolutionary plan to promote weight loss and physical health. Richard served as the West Coast National Programming Editor of TV Guide, at a time when it was the world's largest magazine with 40 million readers and 50 separate editions per week. In addition, he served as the TV editor of the trade paper, The Hollywood Reporter, for which he wrote 3,000 columns, syndicated across the U.S. He has made multiple appearances on the Oprah Winfrey Show, Larry King, 60 Minutes, 48 Hours, Good Morning America, Today Show, Tonight Show, Entertainment Tonight, Inside Edition and Charlie Rose among others. Richard holds a Master of Science degree from Pennsylvania State University's College of Health and Human Development, and currently lives in Fort Lauderdale, Florida.

Kevin Hopper, age 37, helped launch The Express Gay News in 1999. The level of journalistic integrity and investigative reporting he imposed was well received in the then-underserved LGBTQ news market. The publication was acquired by Window Media in 2003 and Kevin was promoted to Publisher. The following year, Kevin negotiated the acquisition of another local title, 411 Magazine. Working for Window Media for 10 years, Kevin went on to run both their Florida and Atlanta offices and Sales Director of their national men's magazine, Genre. Kevin was then hired by Dynamix Unified Solutions to run their North American sales channels. The company specializes in communication, data recovery and security services. The company's sales grew exponentially during Kevin's two years with the company. In 2010 Kevin joined Bobby Blair to grow MMP. His experience in sales, marketing and pro- motions combined with his eye for creative and editorial innovation have helped shape the brands and create value in the completive south Florida market and achieve a worldwide online audience. Kevin attended the Art Institute of Fort Lauderdale and American Inter- Continental University.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in "Certain Relationships and Related Transactions," none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than 10% shareholders are required by the SEC's regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Bobby Blair	0	1	1
Timothy S. Hart	0	1	1
C. Lawrence Rutstein	2	6	0
Peter Jackson	0	1	1
Mark L. Friedman	2	4	0
Patrick Kolenik	1	1	0
Michael Turner	0	1	1
Richard Hack	0	1	1
Kevin Hopper	0	1	1

Corporate Governance

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.multimediaplatformsinc.com. To access our Code of Ethics, click on "Investor Relations", then click on "Corporate Governance."

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, based on the NYSE MKT Listing Standards and after considering all of the relevant facts and circumstances, our Board has determined that the Company has three "independent" directors in Messrs. Rutstein, Friedman and Kolenik under applicable rules and guidelines. Mr. Blair, as chief executive officer of the Company, Mr. Jackson, chief operating officer, and Mr. Turner, as President of Media Ventures Division, are not considered "independent."

Board Leadership Structure

We currently have six directors and two executive officers of which one, Mr. Blair, is a director. Our Board has reviewed the Company's current Board leadership structure. In light of the Company's size, nature of the Company's business, regulatory framework under which the Company operates, stockholder base, the Company's peer group and other relevant factors, the Company has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our current structure should be modified based on what the Board believes is best for the Company and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company's financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors hall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate and provides the full Board the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Bobby Blair, 2929 East Commercial Blvd., Suite Ph-D Fort Lauderdale, Florida 33308, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Multimedia Platforms, Inc., 2929 East Commercial Blvd., Suite Ph-D, Attention: Mr. Robert Blair. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the "CEO"); the Chief Financial Officer (the "CFO"); the Chief Operating Officer (the "COO") and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended December 31, 2015 and 2014 (the "Named Executive Officers").

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Bobby Blair (1) Chief Executive Officer	2015	151,923	-	-	-	151,923

Timothy S. Hart (2) Chief Financial Officer, Treasurer and Secretary	2015	-	-	-	-	-
	2014	-	-	-	$1,875,000	$1,875,000

Peter Jackson(3) Chief Operating Officer	2015	84,135	-	-	-	84,135

Michael Turner (4) President of Media Ventures Division	2015	40,000	-	-	-	40,000

Bryan Hammond Former Chairman, President, Chief Executive Officer and Secretary	2015	-	-	-	-	-
	2014	-	-	-	-	-

Justin Frere Former Chief Financial Officer	2014	$18,518	-	-	-	$18,815

(1)

Mr. Blair was employed to serve as our Chief Executive Officer on April 1, 2015. Effective June 26, 2015, we entered into an employment agreement with Mr. Blair. Pursuant to Mr. Blair's employment agreement, he is entitled to an annual base salary of $250,000 and annual bonus equal to $50,000 for every $2,000,000 increase in the Company's revenue for the applicable calendar year. In the event that the Company's revenue increases by less a $2,000,000 increment, the Executive shall not receive any amount with respect to such. In the event that an acquisition (or acquisitions) has occurred during the applicable calendar year, the amount of any increase in the Company's revenue resulting from such acquisition(s) from the date of the acquisition through the end of the applicable calendar year shall be included for purposes of determining the amount of the revenue increase for achievement of the Performance Objective. The contract term is for a period of three years.

(2)

Mr. Hart does not currently draw a salary or have an employment agreement.On December 17, 2014, the Company issued 833,333 shares of restricted common stock to Mr. Hart in exchange for services and valued at $1,875,000.

(3)

Mr. Jackson was employed to serve as our Chief Operating Officer on May 1, 2015. Pursuant to Mr. Jackson's employment agreement dated May 1, 2105, Mr. Jackson is entitled to an annual salary of $125,000 and 250,000 shares of common stock. Additionally, Mr. Jackson may earn an incentive bonus beginning on May 1, 2016 based on year over year total advertising growth on a quarterly basis and calculated as 1% of the total change in quarterly revenue compared to the same quarter in the prior year. The contract term is for a period of three years.

(4)

Mr. Turner was employed to serve as President of the Media Ventures Division on September 8, 2015 as part of the acquisition of New Frontiers Media, LLC which closed on the same date. Mr. Turner will also remain as president of Frontiers Media Holdings, LLC. Mr. Turner and the Company entered into an employment agreement dated September 8, 2015. Under the Employment Agreement, Mr. Turner is entitled to an annual salary of $150,000 until the Company completes the closing of any underwritten offering of $3,000,000 or more, in which case, Mr. Turner's annual salary will be increased to $250,000. Pursuant to the Employment Agreement, Mr. Turner is eligible for an annual bonus to be determined by the Board and to participate in any other incentive plans (cash or equity) and employee benefits subject to the applicable terms of such plans or arrangements. The contract term is for a period of three years.

Outstanding Equity Awards as Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

In establishing director compensation, the Board is guided by the following goals:

•	compensation should be designed to fairly pay the directors for work required for a company of our size and scope;
•	compensation should align the directors' interests with the long-term interests of stockholders; and
•	compensation should assist with attracting and retaining qualified directors.

The following table provides information as to compensation for services of our directors during the fiscal years ended December 31, 2015 and 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Warrant Awards ($)	Total ($)
C. Lawrence Rutstein (1)	-	-	842,250	842,250
Mark L. Friedman (2)	-	-	127,000	127,000
Patrick Kolenik (3)	-	-	411,000	411,000
Total 2015 director compensation	-	-	973,750	973,750

Total 2014 director compensation	-	-	-	-

55

(1)

Mr. Rutstein received a common stock purchase warrant dated as of June 30, 2015 for 1,500,000 shares of the Company's common stock pursuant to a consulting agreement. The warrant is exercisable in whole or in part, for an exercise price equal to $0.30 per share and a period of five (5) years. The fair value of the warrants was $0.271 as calculated using the Black-Scholes option pricing model resulting total compensation expense of $406,500 which will be expensed ratably over the 24-month term of the consulting agreement. During 2015, the Company recognized $101,625 of expense related to this award. For additional information, see "NOTE 6 – STOCKHOLDERS' EQUITY" to our Consolidated Financial Statements.

Additionally, Mr. Rutstein received a common stock purchase warrant dated as of November 18, 2015 for 1,750,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.50 per share. The shares subject to the warrant vest and become exercisable with respect to one-third (1/3) of the total shares subject to the warrant (approximately 583,333 shares of Common Stock) on each of the following dates (i) the date of issuance, (ii) first anniversary of the date of issuance, and (iii) the second anniversary of the date of issuance. The warrant terminates on the fourth (4th) anniversary of the applicable vesting date with respect to each tranche of shares subject to the warrant that vest as described above. The fair value of the warrants was $0.249 as calculated using the Black-Scholes option pricing model resulting total compensation expense of $435,750 which will be expensed according to the vesting schedule described above. During 2015, the Company recognized $181,562 of expense related to this award. For additional information, see "NOTE 6 – STOCKHOLDERS' EQUITY" to our Consolidated Financial Statements.

(2)

Mr. Friedman received a common stock purchase warrant dated as of November 13, 2015 for 500,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.40 per share. The warrant terminates on the fourth (4th) anniversary from the date of issuance. The fair value of the warrants was $0.254 as calculated using the Black-Scholes option pricing model resulting total compensation expense of $127,000 which was expensed on the date of issuance. For additional information, see "NOTE 6 – STOCKHOLDERS' EQUITY" to our Consolidated Financial Statements.

(3)

Pursuant to a consulting agreement, Mr. Kolenik received a common stock purchase warrant dated as of July 29, 2015 for 1,500,000 shares of the Company's common stock, which is exercisable in whole or in part, for an exercise price equal to $0.30 per share. The warrant terminates on the fifth (5th) anniversary of from the date of issuance. The fair value of the warrants was $0.274 as calculated using the Black-Scholes option pricing model resulting total compensation expense of $411,000 which will be expensed ratably over the twenty four (24) month term of the consulting agreement. During 2015, the Company recognized $85,625 of expense related to this award. For additional information, see "NOTE 6 – STOCKHOLDERS' EQUITY" to our Consolidated Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date this annual report was filed by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class (2)	Number of shares Beneficially Owned (2)	% of Class (2)	Shares Owned	Shares Underlying Warrants	Shares Underlying Convertible Notes	Number of Shares Bendficially Owned	% of Class (2)	Total Voting Power (3)
Directors and Officers
Robert (Bobby) Blair (4)	17,999,995	100.0%	-	-	9,212,699	-	-	9,212,699	13.98%	44.37%
Timothy S. Hart (6)	-	-	-	-	7,803,150	-	-	7,803,150	11.84%	7.66%
Mark L. Friedman	-	-	-	-	553,750	683,333	85,150	1,322,233	1.98%	0.54%
Kevin Hopper	-	-	-	-	250,000	-	-	250,000	0.38%	0.25%
Richard Hack	-	-	-	-	250,000	-	-	250,000	0.38%	0.25%
Peter Jackson	-	-	-	-	250,000	-	-	250,000	0.38%	0.25%
Patrick Kolenik	-	-	-	-	970,000	1,500,000	-	2,470,000	3.67%	0.95%
C. Lawrence Rutstein (7)	-	-	-	-	767,857	4,616,668	375,806	5,760,331	8.13%	0.75%
Michael Turner (8)	-	-	-	-	11,400,000	-	-	11,400,000	17.30%	11.19%
All current directors and officers as a group (9 people)					31,457,456	6,800,001	460,956	38,718,413	43.00%	66.21%

5% shareholders
1164 Enterprises LLC (5)	-	-	-	-	9,212,699	-	-	9,212,699	13.98%	9.04%
Neil Swartz (9)	-	-	-	-	6,969,816	-	-	6,969,816	10.58%	6.84%
Amalfi Coast Capital	-	0.0%	1,435,598	100.0%	-	-	-	-	-	-

57

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

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 65,888,923 shares of Common Stock (excluding 3,000,000 shares placed in escrow agreement to be distributed pursuant to the membership interest purchase agreement between the Company and Frontiers Media dated September 8, 2015), 17,999,995 shares of Series A Convertible Preferred Stock and 1,435,598 shares of Series B Convertible Preferred Stock issued and outstanding on a fully diluted basis as of March 23, 2016. Each share of convertible preferred stock is convertible into one share of common stock. Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to twice the number of shares of Series A Convertible Preferred Stock such holder owns. Holders of the Series B Preferred Stock have no voting rights. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Calculated based on 65,888,923 shares of Common Stock and 35,999,990 shares of Series A Convertible Preferred Stock (17,999,995 outstanding times 2 votes per share) issued and outstanding as of March 23, 2016 and does not include shares not outstanding which are subject to options, warrants, rights or conversion privileges. Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to twice the number of shares of Series A Convertible Preferred Stock such holder owns. Holders of the Series B Preferred Stock have no voting rights.

(4)	The 9,212,699 shares of Common Stock are held by 1164 Enterprises, LLC, of which Mr. Blair is a managing member. In such capacity, Mr. Blair may be deemed to have beneficial ownership of these shares.

(5)	1164 Enterprises LLC is a Florida limited liability company in which Brian Neal and Bobby Blair, our company's Chief Executive Officer, are managing members.

(6)

Includes 6,405,355 common shares held directly by Mr. Hart and 1,397,794 common shares held by TBG Holdings Corporation which Mr. Hart is the Chief Financial Officer. In such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares.

(7)

Mr. Rutstein holds securities directly, jointly by Mr. Rutstein and his spouse, Ronna Newman Rutstein, and by the Rutstein Family LLC. Mr. Rutstein has voting and dispositive power over the shares held by Rutstein Family LLC.

(8)	Not including 3,000,000 shares placed in escrow agreement to be distributed pursuant to the membership interest purchase agreement between the Company and Frontiers Media dated September 8, 2015.

(9)

Includes 5,572,022 common shares held directly by Mr. Swartz and 1,397,794 common shares held by TBG Holdings Corporation which Mr. Swartz is the Chief Executive Officer. In such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

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

Through TBG Holdings Corporation and R3 Accounting, Timothy Hart, the Company's Chief Financial Officer, provides accounting and other consulting related services to the Company. During the years ended December 31, 2015 and 2014, the company recognized expense related to these services of $236,278 and $0, respectively. At December 31, 2015, the Company owed R3 Accounting and TBG Holdings Corporation $6,595 and $138,697, respectively, which is included on the balance sheet under "Due to related parties".

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

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to "Director Independence" under the section titled "CORPORATE GOVERNANCE" in "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

Baum & Company PA currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2015. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

Principle Accounting Fees and Services

	Year Ended December 31,
	2015	2014
Audit fees	$25,000	$25,969
Audit-related fees	30,000	-
Tax fees	-	-
Total fees	$55,000	$25,969

Audit Fees

Audit fees for the years ended December 31, 2015 and 2014, totaled $25,000 and $25,969, respectively, and consist of the aggregate fees billed for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees for the years ended December 31, 2015 and 2014, totaled $30,000 and $0, respectively, and consist of the aggregate fees billed by Baum & Company PA for the audit, review and providing of consents for our filings on Form 8-K/A that were filed with the SEC related to our acquisitions during 2015.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended December 31, 2015 or 2014. The Company prepares their tax returns internally.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Stockholders' Deficit For the Years Ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Notes to Consolidated Financial Statements

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

Multimedia Platforms, Inc.
(Registrant)

March 30, 2016	By:	/s/ Bobby Blair
Bobby Blair
Chief Executive Officer and Director
(Principal Executive Officer)

March 30, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer
(Principle Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bobby Blair	Director and Chief Executive Officer	March 30, 2016
	Bobby Blair	(Principle Financial Officer)

By:	/s/ Timothy S. Hart	Chief Financial Officer	March 30, 2016
	Timothy S. Hart	(Principle Financial Officer)

By:	/s/ Michael Turner	President of Media Ventures Division and Director	March 30, 2016
Michael Turner

By:	/s/ C. Lawrence Rutstein	Chairman of the Board	March 30, 2016
C. Lawrence Rutstein

By:	/s/ Peter Jackson	Director	March 30, 2016
Peter Jackson

By:	/s/ Mark L. Friedman	Director	March 30, 2016
Mark L. Friedman

By:	/s/ Patrick Kolenik	Director	March 30, 2016
Patrick Kolenik

Exhibit Index

Exhibit No.	Description of Exhibit

2.1

Share Exchange Agreement dated December 19, 2014 between Sports Media Entertainment Corp., Multimedia Platforms, LLC ("MMP"), all the members of MMP, Harrison Holdings, LLC and Amalfi Coast Capital (Incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2015).

2.2

Securities Purchase Agreement for the acquisition of Columbia Funmap, Inc. dated February 27, 2015 (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2015).

2.3

Asset Purchase Agreement by and Between Multimedia platforms, Inc. and RND Enterprises, Inc. dated June 17, 2015 (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2015).

2.4

Membership Purchase Agreement by and between Multimedia platforms, Inc. and Michael A. Turner dated September 8, 2015 for the acquisition of New Frontiers Media Holdings, LLC, (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2015).

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

10.2*	Employment Agreement dated May 1, 2015 between Multimedia Platforms, Inc. and Peter Jackson (filed herewith).

10.3*	Employment Agreement dated June 26, 2015 between Multimedia Platforms, Inc. and Robert (Bobby) Blair (filed herewith).

10.4*	Form of Warrant dated July 29, 2015 issued to Patrick Kolenik (filed herewith).

10.5*	Form of Warrant dated July 29, 2015 issued to Carry W. Sucoff (filed herewith).

10.6

Form of Warrant dated August 21, 2015 issued to Lincoln Park Capital Fund, LLC (Incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2015).

10.7

Securities Purchase Agreement dated August 21, 2015 by and between Multimedia Platforms, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2015).

10.8

Senior Convertible Note dated August 21, 2015 by and between Multimedia Platforms, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2015).

10.9*	Form of Note Purchase Agreement, 9% Convertible Promissory Note and Common Stock Purchase Warrant by and between Multimedia Platforms, Inc. and Terry F. King (filed herewith).

10.10

Employment agreement dated September 8, 2015 between Multimedia Platforms, Inc. and Michael Turner (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2015).

10.11

Promissory Note dated November 6, 2015 by and between Multimedia Platforms, Inc. and C. Lawrence Rutstein (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.12

Form of Warrant dated November 13, 2015 issued to C. Lawrence Rutstein (Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.13

Form of Warrant dated November 18, 2015 issued to C. Lawrence Rutstein (Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.14

Form of Warrant dated November 13, 2015 issued to Mark L. Friedman (Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

64

10.15

Form of Warrant dated November 18, 2015 issued to C. Lawrence Rutstein (Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.16

Securities Purchase Agreement dated December 15, 2015 by and between Multimedia Platforms, Inc. and Firstfire Global Opportunities Fund, LLC (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2015).

10.17

Senior Convertible Promissory Note dated December 16, 2015 by and between Multimedia Platforms, Inc. and Firstfire Global Opportunities Fund, LLC (Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2015).

10.18

Form of Warrant dated December 15, 2015 issued to Firstfire Global Opportunities Fund, LLC (Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2015).

14.1*	Code of Ethics

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principle Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension - Schema Document**

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**
_________________

*	Filed herewith

**

Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

