Form 10-Q
period 2016-03-31
MULTIMEDIA PLATFORMS INC.
filed 2016-05-17
CIK 1424328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

Commission file number 001-33933

MULTIMEDIA PLATFORMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0319470
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 E Oakland Blvd. Suite 106 & 107 Fort Lauderdale, FL	33306
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,888,923 shares of common stock, par value $0.001, were outstanding on May 16, 2016.

MULTIMEDIA PLATFORMS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Multimedia Platforms, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$132,962	$68,153
Accounts receivable, net of allowance of $25,000 and $0	272,876	332,533
Other current assets	8,549	35,923
Deferred financing costs	620,000	620,000
Total current assets	1,034,387	1,056,609

Property and equipment, net of accumulated depreciation of $7,564	35,269	38,233

Other assets
Goodwill	6,734,197	6,734,197
Intangibles, net of amortization of $152,288	541,353	520,657
Total other assets	7,275,550	7,254,854

Deposits	9,120	9,120
Total assets	$8,354,326	$8,358,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable & accrued expenses	$1,390,071	$986,692
Deferred revenue	-	12,500
Convertible promissory notes, net of discount of $1,357,433 and $1,310,854	1,583,567	790,146
Notes - related party, net of discount of $60,311 and 124,766	539,689	375,234
Promissory notes, net of discount of $135,165 and $0	223,835	170,000
Loans	179,300	14,729
Due to related parties	493,232	320,002
Accrued interest payable	125,098	39,424
Convertible notes conversion derivative liability	12,403	236,594
Warrant liability	118,559	214,728
Total current liabilities	4,665,754	3,160,049

Long-term liabilities
Convertible promissory notes, net of discount of $0 and $580,115	-	209,885
Loan	31,297	35,681
Total long-term liabilities	31,297	245,566
Total liabilities	4,697,051	3,405,615

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $0.001 par value 40,000,000 shares authorized; issued and outstanding 17,999,995 at March 31, 2016 and December 31, 2015.	18,000	18,000
Series B Preferred stock, $0.001 par value 4,000,000 shares authorized; issued and outstanding 1,435,598 at March 31, 2016 and December 31, 2015.	1,436	1,436
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 65,888,923 and 52,268,504 at March 31, 2016 and December 31, 2015, respectively.	65,888	52,268
Additional-paid-in-capital	13,272,388	9,585,248
Common stock payable	875,000	4,230,000
Deferred compensation	(767,813)	(921,375)
Accumulated (deficit)	(9,807,624)	(8,012,376)
Total stockholders' equity	3,657,275	4,953,201
Total liabilities and stockholders' equity	$8,354,326	$8,358,816

(The accompanying notes are an integral part of these consolidated financial statements)

Multimedia Platforms, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,
	2016	2015
Income
Net revenue	$704,655	$189,635
Cost of revenue	686,478	116,976
Gross profit	18,177	72,659

Operating expenses
General and administrative	758,197	1,209,955
Sales and marketing	272,380	60,037
Services - related party	254,331	-
Goodwill impairment	-	2,729,834
Total operating expenses	1,284,908	3,999,826

Loss from operations	(1,266,731)	(3,927,167)

Other Income and (Expense)
Interest expense	(139,759)	(26,211)
Accretion of debt discount	(709,118)	(10,285)
Change in fair value of convertible notes conversion derivative liability	224,191	(1,255,461)
Change in fair value of warrant liability	96,169	(1,375,001)
Total non-operating income (expense)	(528,517)	(2,666,958)
Earnings before income taxes	(1,795,248)	(6,594,125)
Provision for income taxes	-	-
Net loss	$(1,795,248)	$(6,594,125)

Net (loss) per common share basic	$(0.03)	$(0.20)
Weighted average common shares outstanding basic	68,302,939	32,482,799

(The accompanying notes are an integral part of these consolidated financial statements)

Multimedia Platforms, Inc.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2016 and Year Ended December 31, 2015

								Additional			Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock			paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Compensation	Deficit	Equity

Balance, December 31, 2014	-	-	-	-	30,748,969	30,749	-	495,298	-	(370,116)	155,931

Shares issued in Merger	27,212,694	27,213	4,000,000	4,000	1,502,477	1,502	-	(610,908)	-	-	(578,193)
Conversion of Series A preferred stock to common stock	(9,212,699)	(9,213)	-	-	9,212,699	9,213	-	-	-	-	-
Conversion of Series B preferred stock to common stock	-	-	(2,564,402)	(2,564)	2,564,402	2,564	-	-	-	-	-
Funds reclassified to equity from liabilities for Merger shares issued	-	-	-	-	-	-	-	138,874	-	-	138,874
Shares issued for Columbia Funmap, Inc. acquisition	-	-	-	-	2,252,250	2,252	-	3,455,236	-	-	3,457,488
Shares issued for RND Enterprises, Inc. asset purchase	-	-	-	-	2,750,000	2,750	-	1,097,250	-	-	1,100,000
14.4 million shares to be issued for New Frontiers Media, LLC purchase	-	-	-	-	-	-	4,230,000	-	-	-	4,230,000
Shares issued in exchange for services	-	-	-	-	2,384,457	2,385	-	2,282,855	-	-	2,285,240
Common stock issued for financing services	-	-	-	-	500,000	500	-	594,500	-	-	595,000
Common stock issued in exchange for 9% Convertible Note accrued interest	-	-	-	-	353,250	353	-	105,622	-	-	105,975
Issuance of 4,500,000 warrants for fair value of services	-	-	-	-	-	-	-	1,228,500	(921,375)	-	307,125
Discount on convertible promissory note due to detachable warrants	-	-	-	-	-	-	-	733,785	-	-	733,785
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	-	-	-	64,236	-	-	64,236
Net Income (Loss)	-	-	-	-	-	-	-	-	-	(7,642,260)	(7,642,260)

Balance, December 31, 2015	17,999,995	18,000	1,435,598	1,436	52,268,504	52,268	4,230,000	9,585,248	(921,375)	(8,012,376)	4,953,201

14.4 million shares to be issued for New Frontiers Media, LLC purchase	-	-	-	-	11,400,000	11,400	(3,420,000)	3,408,600	-	-	-
Shares issued in exchange for services	-	-	-	-	220,419	220	15,000	29,780	-	-	45,000
Discount on convertible promissory notes due issuance of common stock	-	-	-	-	2,000,000	2,000	50,000	178,000	-	-	230,000
Stock compensation recognized on warrants issued in exchange for services	-	-	-	-	-	-	-	54,468	153,562	-	208,030
Discount on convertible promissory note due to detachable warrants	-	-	-	-	-	-	-	16,292	-	-	16,292
Net Income (Loss)	-	-	-	-	-	-	-	-	-	(1,795,248)	(1,795,248)

Balance, March31, 2016 (Unaudited)	17,999,995	$18,000	1,435,598	$1,436	65,888,923	$65,888	$875,000	$13,272,388	$(767,813)	$(9,807,624)	$3,657,275

(The accompanying notesare anintegral partof theseconsolidated financial statements)

Multimedia Platforms, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,795,248)	$(6,594,125)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and amortization	71,919	874
Share based compensation expense	253,031	972,049
Impairment of goodwill	-	2,729,834
Accretion of debt discount	709,118	10,285
Change in fair value of convertible notes conversion derivative liability	(224,191)	1,255,461
Change in fair value of warrant liability	(96,169)	1,375,001
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	59,657	(1,783)
(Increase) decrease in other current assets	(44,472)	(1,388)
Increase (decrease) in accounts payable and accrued expenses	541,030	(14,610)
Increase (decrease) in related party payables	173,230	7,500
Increase (decrease) in deferred revenue	-	(1,889)
Increase (decrease) in accrued interest	85,674	26,211
Net cash provided by (used) in operating activities	(266,421)	(236,580)

Cash flows from investing activities:
Capital expenditures	(89,651)	(26,203)
Cash from acquisitions	-	19,208
Net cash provided by (used) in investing activities	(89,651)	(6,995)

Cash flows from financing activities:
Proceeds from convertible promissory notes	200,000	550,000
Proceeds from related party convertible promissory notes	50,000	-
Proceeds from promissory notes	50,000	-
Proceeds from auto loan	-	22,203
Payments of auto loan	-	(617)
Proceeds from loans	125,000	-
Payments on loans	(4,119)	(1,280)
Net cash provided by (Used) in financing activities	420,881	570,306

Increase (decrease) in cash	64,809	326,731
Cash and cash equivalents at beginning of period	68,153	9,232

Cash and cash equivalents at end of period	$132,962	$335,963

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of common stock issued in exchange for services	$253,031	$972,049
Debt discount recorded for value of commo stock issued	$230,000	$-

(The accompanying notes are an integral part of these consolidated financial statements)

MULTIMEDIA PLATFORMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

During the three months ended March 31, 2016, the Company recognized net revenue of $704,655 and a net loss of $1,795,248 and had negative working capital of $5,660,806 as of March 31, 2016.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Multimedia platforms, Inc. as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company's wholly-owned subsidiaries. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Columbia Funmap, Inc., New Frontiers Media Holdings, LLC and Multimedia Platforms, LLC. All intercompany transactions and balances have been eliminated in consolidation. As of March 31, 2016, the Company has a 100% interest in Columbia Funmap, Inc., 100% interest in New Frontiers Media Holdings, LLC and 100% interest in Multimedia Platforms, LLC. The results of each of these entities are consolidated with the Company's results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 810, "Consolidation" ("ASC 810").

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. During the three months ended March 31, 2016 and 2015, no customer accounted greater than 10% of revenue.

As of March 31, 2016, one customer accounted for 12% of accounts receivable. No other customers accounted for more than 10% of accounts receivable.

Derivatives - Warrant Liability

The Company accounts for the common stock warrants issued and still outstanding as of March 31, 2016 in connection with our 9% Convertible Notes (7,633,342 warrants) and Firstfire note (176,000 warrants) in accordance with the guidance contained in ASC 815-40-15-7F, "Contracts in Entity's Own Equity". Under that provision the warrants were determined to be ineligible for equity classification due to provisions that may result in an adjustment to their conversion or exercise prices via a down-round feature and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the 9% Convertible Notes and Firstfire note has been estimated using a Monte Carlo simulation.

The warrant derivative liability balance was $118,559 as of March 31, 2016.

During the three months ended March 31, 2016, the Company recognized a gain of $96,169 in the fair value of warrant related derivatives. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company's common stock decreases and will record expense when the value of the Company's stock increases. The Company's derivative liability has been measured at fair value at March 31, 2016 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company's stock, estimated probabilities of additional financing, risk-free interest rate, dilution and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the warrants would decrease as the share price decreased was also incorporated into the valuation calculation.

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

The convertible notes conversion derivative liability was $12,403 as of March 31, 2016

During the three months ended March 31, 2016, the Company recognized a gain of $224,191 in the fair value of bifurcated conversion option related derivatives. The 9% Convertible Notes and Firstfire note issued during year ended December 31, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company's own stock. The Company's derivative liability has been measured at fair value at March 31, 2016 using a Monte-Carlo Simulation.

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

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, common stock, and derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate, and in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At March 31, 2016, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at March 31, 2016
	Carrying	(Level 1)	(Level 2)	(Level 3)
Assets	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability – convertible notes	$12,403	$-	$-	$12,403
Derivative liability - warrants	118,559	-	-	118,559
Total liabilities measured at fair value	$130,962	$-	$-	$130,962

The following tables present the activity for Level 3 liabilities for the year ended March 31, 2016:

Fair Value Measurements Using Level 3 Inputs

	Warrant Derivative Liability	Note Conversion Derivative Liability	Total
Balance – December 31, 2015	$236,594	$214,728	$451,322
Additions during the period	-	-	-
Total unrealized (gains) or losses included in net loss	(96,169)	(224,191)	(320,360)
Balance – March 31, 2016	$118,559	$12,403	$130,962

Cost of Revenues

Costs of revenues primarily relate to production (e.g., paper, printing and distribution) and editorial costs. Production costs directly related to publications are expensed in the period that revenue is recognized for a publication (e.g., on the cover date of a magazine). Staff costs recognized as costs of revenues are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense to third parties for the three months ended March 31, 2016 and 2015 were $1,494 and $510, respectively.

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

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Classification of Interest and Penalties

Net Income (Loss) Per Share

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,795,248)	$(6,594,125)

Denominator:
Weighted average number of common shares outstanding	67,987,870	32,482,799

Basic and diluted EPS	$(0.03)	$(0.20)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A preferred stock	17,999,995	-
Series B preferred stock	1,435,598	-
Convertible promissory notes	10,044,187	-
Common stock purchase warrants	17,151,009	-

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company's consolidated financial statements and related disclosures.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	March 31,	December 31,
	2016	2015
Office equipment	$24,599	$24,599
Furniture and fixtures	18,234	18,234
Total fixed assets	42,833	42,833
Accumulated depreciation	(7,564)	(4,600)
Fixed assets, net	$35,269	$38,233

During the three months ended March 31, 2016 and 2015, the Company recognized $2,964 and $874, respectively, in depreciation expense.

NOTE 4 – INTANGIBLE ASSETS

The components of intangible assets consisted of the following:

	Estimated Useful Life	March 31,	December 31,
	(Years)	2016	2015
Customer lists	2	$500,000	$500,000
Website development	5	193,641	103,990
Accumulated amortization		(152,288)	(83,333)
Intangible assets, net		$541,353	$520,657

During 2015 and the three months ended March 31, 2016, the Company began development of WiRLD.com and capitalized $103,990 and $89,651, respectively, pursuant to ASC 350-50, Intangibles – Goodwill and Other. Also, during 2015, the Company allocated $500,000 to customer lists as a result of the acquisition of Frontiers Media Holdings, LLC on September 8, 2015. The Company recognized amortization expense of $68,954 during the three months ended March 31, 2016.

The estimated future aggregated amortization expense for intangible assets owned as of March 31, 2016 consisted of the following:

Amortization Expense
2016	216,546
2017	205,395
2018	38,729
2019	38,729
2020	38,729
Thereafter	3,225
541,353

NOTE 5 – DEBT AND RELATED LIABILITIES

As of March 31, 2016, the Company had the following debt and related liability balances:

As of March 31, 2016:

				Debt and Related Liabilities
				Current						Non Current
	Note Holder	Issue Date	Maturity Date	Convertible Promissory Notes	Notes - Related Party	Promissory Notes	Line of Credit	Due to Related Parties	Accrued Interest	Convertible Promissory Notes	Line of Credit

(1)	9% Convertible promissory notes	Various	9/18/16 to 3/28/17	$2,365,000	$-	$-	$-	$-	$69,174	$-	$-
(1)	Firstfire Global Opportunities Fund	12/15/2015	6/16/2016	176,000	-	-	-	-	2,594	-	-
(1)	Lincoln Park Capital Fund, LLC	8/21/2015	12/31/2016	300,000	-	-	-	-	9,288	-	-
(1)	Terry King	10/29/2015	10/29/2016	50,000	-	-	-	-	1,928	-	-
(2)	Mark Friedman	10/15/2015	2/12/2016	-	25,000	-	-	-	10,000	-	-
(2)	Lawerence Rutstein, Chairman	10/15/2015	2/12/2016	-	25,000	-	-	-	10,000	-	-
(1)	Lawerence Rutstein, Chairman	11/6/2015	5/4/2016	-	250,000	-	-	-	5,603	-	-
(3)	Mark Friedman	2/18/2016	8/18/2016	-	25,000	-	-	-	230	-	-
(3)	Lawerence Rutstein, Chairman	2/18/2016	8/18/2016	-	25,000	-	-	-	230	-	-
(3)	$400,000 bridge note offering	2/18/2016	8/1/2016	-	-	200,000	-	-	2,570	-	-
(4)	Michael Turner	11/8/2015	3/31/2016	-	250,000	-	-	-	6,319	-	-
(5)	Various	11/6/2014 - 7/19/2015	3/31/2015 - 9/30/2015	-	-	159,000	-	-	6,114	-	-
(1)	Terry King	1/6/2016	1/6/2017	50,000	-	-	-	-	1,048	-	-
(6)	Santander bank line of credit			-	-	-	14,994	-	-	-	31,297
(7)	Complete Business Solutions			-	-	-	164,306	-	-	-	-
(8)	Various related parties			-	-	-	-	493,232	-	-	-
	Totals			2,941,000	600,000	359,000	179,300	493,232	125,098	-	31,297
	Debt discount			(1,357,433)	(60,311)	(135,165)	-	-	-	-	-
	Balance			$1,583,567	$539,689	$223,835	$179,300	$493,232	$125,098	$-	$31,297
______________

(1)	See disclosure below.

(2)

On October 15, 2015, Mark Friedman, Director and C. Lawrence Rutstein, Chairman, each loaned the Company $25,000 and received a promissory note with identical terms, including maturity date of 120 days on February 12, 2016 and one-time interest payment of $10,000 bringing the total due under each note to $35,000. No other consideration was exchanged under the promissory notes. The notes are in default as of the date of this current report.

18

(3)

During the three months ended March 31, 2016, the Company initiated a private bridge note offering (the "Bridge Note Offering") for up to $400,000 consisting of an 8% promissory note (the "Bridge Note") and shares of common stock sold as units with each unit consisting of a $25,000 promissory note and 250,000 shares of common stock (the "Bridge Note OfferingUnits"). The notes are due and payable in six months or upon the receipt of no less than $2,000,000 of gross proceeds from a securities offering. Additionally, the promissory notes are secured by certain accounts receivable. The Company received $250,000 pursuant to the Bridge Note Offering. The Company allocated Bridge Note principal between the Bridge Note and the common stock based upon their relative fair values resulting in a debt discount of $230,000 which is being accreted over the six month term of the Bridge Notes. During the three months ended March 31, 2016, the Company recognized $3,030 of interest expense and $74,560 of accretion related to the debt discount.

(4)

Promissory note with face amount of $250,000, interest of 4.5% and maturity of March 31, 2016 payable to Michael Turner, Director and President of Media Ventures Division pursuant to the purchase of New Frontiers Media, LLC on September 8, 2015, During the three months ended March 31, 2016, the Company recognized $2,805 of interest expense with total accrued interest under this note totaling $6,319. The Note is currently in default. see "NOTE 7 – BUSINESS COMBINATIONS" for additional information.

(5)

Represents notes acquired with the acquisition of New Frontiers Media Holdings, LLC on September 8, 2015 (the "Frontiers Notes"). There are eight, unsecured promissory notes with principle balances ranging between $3,000 to $50,000 and bearing interest of 2% to 9%. The Frontiers Notes all matured by December 24, 2015 and are currently in default. During the three months ended March 31, 2016, the Company recognized interest expense of $2,921 with total accrued interest under these notes totaling $6,114.

(6)

Represents a bank loan acquired with the acquisition of Columbia Funmap, Inc. on February 27, 2015. The loan was established on December 13, 2012 in the original amount of $75,000. Payments of principal and interest are due monthly at a variable interest rate currently at 4%. Payments are approximately $2,600 per month.

(7)	Working capital loan provided by Complete Business Solutions. The Company received $125,000 and is obligated to repay $175,000 over 180 business days at $972.22 per day

(8)

Non-interest bearing advances by related parties used to cover operations and overhead costs not covered by revenues. As of March 31, 2016, includes $227,084 to Alan Beck, shareholder and consultant, $118,697 to TBG Holdings Corporation owned, in part By Timothy Hart, former CFO and shareholder, $6,595 due to R3 Accounting owned by Timothy Hart, former CFO and shareholder, $122,500 due to Michael Turner, shareholder and President of our digital media division and $18,356 due to Bobby Blair.

9% Convertible Promissory Notes Financing of up to $2.5 million

From March 2015 to September 2015, the Company entered into certain securities purchase agreements (the "Agreements") with certain accredited investors (the "Investors"). Pursuant to the Agreements, the Company is conducting a private bridge note offering, up to $2,500,000, consisting of 9% Convertible Promissory Notes (the "9% Convertible Notes") which may be voluntarily converted into shares of the Company's common stock and four-year warrants (the "Company Warrant") to purchase shares of Company's common stock. The securities are sold as units, with each unit consisting of a 9% Convertible Note, in the principal amount of $50,000 and Company Warrant to purchase 166,667 shares of the common stock, pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D ("Regulation D") and/or Regulation S ("Regulation S") as promulgated under the Securities Act.

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

During the three months ended March 31, 2016 and 2015, the Company recognized $46,110 and $26,211, respectively, of interest expense and $391,750 and $10,285, respectively of debt discount accretion.

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

During the three months ended March 31, 2016, the Company recognized $2,208 of interest expense and $87,043 of accretion related to the debt discount.

Derivative Liability related to the 9% Convertible Notes, Firstfire Note and Related Detachable Warrants

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the 9% Convertible Notes, Firstfire Note and related detachable warrants issued in connection with said notes do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company's stock and are to be treated as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embedded derivative is calculated with changes in value recorded to other expense. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at March 31, 2016.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company's 9% Convertible Notes, Firstfire Note and related warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2016 is as follows:

March 31, 2016
Common stock issuable upon conversion of notes	8,717,387
Common stock issuable upon exercise of warrants	7,809,342
Stock price	$0.029
Volatility (Annual)	168%
Strike price	$0.75, 9% Convertible Note warrants; $0.40, Firstfire Note warrants; $0.30 notes
Risk-free rate	0.21% to 0.87%
Maturity date	3 - 5 years warrants; 0.2 – 0.68 years notes

The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016:

	Balance at December 31, 2015	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Fair value of derivatives upon reclass to additional paid-in capital	Balance at March 31, 2016
Warrants derivative liability	$236,594	$-	$(224,191)	$-	$12,403
Convertible note conversion derivative liability	214,728	-	(96,169)	-	118,559
Total	$451,322	$-	$(320,360)	$-	$130,962

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

During the three months ended March 31, 2016, the Company recognized $3,824 of interest expense and $54,819 of accretion related to the debt discount.

Financing with Terry King

On October 29, 2015, the Company issued a 9% Convertible Promissory Note (the "King Note") to Terry King ("Mr. King") in the amount of $50,000. The King Note was issued pursuant to the terms of a Note Purchase Agreement dated as of the same date. The King Note bears interest at the rate of 9% per annum (or 12% upon the occurrence of an event of default) and the principal and interest is due and payable in 12 months on October 29, 2016. The principal and all accrued interest is convertible at the option of Mr. King into shares of our common stock at any time at the conversion price of $0.40, as adjusted for stock splits, stock dividends, stock combinations or other similar transactions as provided in the King Note. At no time may the King Note be converted into shares of our common stock if such conversion would result in the Investors and its affiliates owning an aggregate of shares of our common stock in excess of 9.99% of the then outstanding shares of our common stock, provided such percentage may increase or decrease upon not less than 61 days prior written notice from the Investor.

As additional consideration for the loan, the Company granted Mr. King a four-year warrant to purchase 125,000 shares of our common stock (the "King Warrant") at an exercise price of $0.75 per share. The King Warrant includes the same ownership limitation described above in connection with the King Note. The King Warrant does not include cashless exercise rights.

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

On January 6, 2016, the Company issued a 9% Convertible Promissory Note (the "King Note 2") to Mr. King in the amount of $50,000. The King Note 2 was issued pursuant to the terms of a Note Purchase Agreement dated as of the same date. The King Note 2 bears interest at the rate of 9% per annum (or 12% upon the occurrence of an event of default) and the principal and interest is due and payable in 12 months on Janary 6, 2017. The principal and all accrued interest is convertible at the option of Mr. King into shares of our common stock at any time at the conversion price of $0.40, as adjusted for stock splits, stock dividends, stock combinations or other similar transactions as provided in the King Note 2. At no time may the 9% Convertible Notes be converted into shares of our common stock if such conversion would result in the Investors and its affiliates owning an aggregate of shares of our common stock in excess of 9.99% of the then outstanding shares of our common stock, provided such percentage may increase or decrease upon not less than 61 days prior written notice from the Investor.

As additional consideration for the loan, the Company granted Mr. King a three-year warrant to purchase 166,667 shares of our common stock (the "King Warrant 2") at an exercise price of $0.40 per share. The King Warrant 2 includes the same ownership limitation described above in connection with the King Note 2. The King Warrant 2 does not include cashless exercise rights.

The company determined that the King Note 2 conversion feature is indexed to the Company's stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the King Note 2 meets the scope exception under FASB ASC 815-40-15-7 and treatment under ASC 470-20 – Debt with Conversion and Other Options is appropriate. As a result, Tthe Company first allocated King Note 2 principal between the King Note 2 and the King Warrant 2 based upon their relative fair values. The estimated fair value of the King Warrant 2 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.19 per share; estimated volatility – 158%; 3-year risk free interest rate – 1.26%; expected dividend rate - 0% and expected life - 3 years. This resulted in allocating $16,292 to the King Warrant 2 and $33,708 to the King Note 2. Next, the intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the King Note 2 and the total price to convert based on the effective conversion price. The calculated intrinsic value was negative $9,958. As this amount resulted in a total debt discount that was less than the King Note 2 proceeds, the Company did not recognize any debt discount related to a BCF. The resulting $16,292 discount is being accreted over the 12 month term of the King Note 2.

The King Notes and King Warrants were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

During the three months ended March 31, 2016, the Company recognized $2,196 of interest expense and $16,216 of accretion related to the debt discount related to both King Notes

Financing with C. Lawrence Rutstein, Chairman

On November 6, 2015, the Company issued an 8% Promissory Note (the "Rutstein Note") to C. Lawrence Rutstein, Chairman of the Board of the Company ("Mr. Rutstein ") in the amount of $250,000. The Rutstein Note was issued pursuant to the terms of a Promissory Note dated as of the same date. The Rutstein Note bears interest at the rate of 8% per annum and the principal and interest is due and payable in 180 days on May 4, 2016, or upon the consummation of a financing with gross proceeds to the Company of no less than $1,000,000.

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

During the three months ended March 31, 2016, the Company recognized $5,080 of interest expense and $84,730 of accretion related to the debt discount. Additionally, the Company repaid $2,500 of accrued interest.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred and Common Stock

As of March 31, 2016 and December 31, 2015, there were 65,888,923 and 52,268,504 shares of common stock outstanding, respectively. As of March 31, 2016 and December 31, 2015 there were 17,999,995 shares of Series A Preferred Stock and 1,435,598 shares of Series B Preferred Stock outstanding convertible into common stock at a ratio of one-for-one. All share and per share amounts have been retrospectively restated to reflect the one-for-thirty reverse stock split affected January 16, 2015.

During the three months ended March 31, 2016, the Company issued preferred stock and common stock as follows:

•	Issued 220,419 shares of restricted common stock and recognized $30,000 of stock compensation expense in exchange for services valued at the fair value of services performed.

•	Issued 2,000,000 shares and became obligated to issue another 500,000 shares pursuant to the Bridge Note Offering.

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

Common Stock Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of March 31, 2016 and December 31, 2015 is as follows:

	Number of Warrants as of:
	March 31, 2016	December 31, 2015	Exercise Price	Date of Issuance	Expiration Date
(1)	7,633,342	7,633,342	$0.75	2015	2020
(2)	800,000	800,000	$0.75	April 15, 2015	March 20, 2019
(3)	1,500,000	1,500,000	$0.30	June 30, 3015	June 30, 2020
(4)	1,500,000	1,500,000	$0.30	July 29, 2015	July 29, 2020
(4)	1,500,000	1,500,000	$0.30	July 29, 2015	July 29, 2020
(5)	1,000,000	1,000,000	$0.50	August 21, 2015	August 21, 2021
(6)	125,000	125,000	$0.75	October 29, 2015	October 29, 2019
(7)	500,000	500,000	$0.50	November 6, 2015	November 6, 2019
(8)	1,750,000	1,750,000	$0.50	November 18, 2015	November 18, 2021
(9)	500,000	500,000	$0.50	November 13, 2015	November 13, 2019
(10)	176,000	176,000	$0.30	December 15, 2015	December 15, 2020
(11)	166,667	-	$0.40	January 6, 2016	January 6, 2019
	17,151,009	16,984,342
_____________

(1)

Issued to various parties pursuant to the securities purchase agreement and 9% Convertible Notes. These warrants are accounted for at fair value and remeasured at each reporting period as described under "NOTE 4 – DEBT and Related liabilities".

(2)	Issued pursuant to prior financings with fixed conversion price, no down-round protection and included in equity.

26

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

(10)	The Firstfire Warrant Issued to Firstfire, pursuant to the Firstfire Note as described under "NOTE 4 – DEBT and Related liabilities".

(11)	King Warrant 2 issued on January 6, 2016 in connection with the King Note 2 issued on the same date as described under "NOTE 4 – DEBT and Related liabilities".

No warrants were exercised, expired, canceled or repriced during the three months ended March 31, 2016.

NOTE 7 – BUSINESS COMBINATIONS

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

________

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

New Frontiers Media Holdings, LLCAcquisition

On September 8, 2015, Multimedia Platforms, Inc. entered into that certain membership interest purchase agreement, dated as of September 8, 2015, with Mr. Michael A. Turner, the sole member of New Frontiers Media Holdings, LLC, a Delaware limited liability company, to purchase 100% of the membership interests of Frontiers Media (such agreement, together with all schedules, exhibits and attachments thereto, the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company paid the purchase price equal to $500,000 in cash, consisting of $250,000 payable at the closing date and the remaining $250,000 in the form of a promissory note accruing interest of 4.5% payable at the earlier of March 31, 2016 or the closing of an underwritten offering of not less than $3,000,000. In addition, Mr. Turner shall also receive an aggregate of 14,400,000 shares of the Company's common stock, of which 3,000,000 shares of common stock shall be placed in escrow to be released upon achieving certain milestones. The Shares are being issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended.

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

___________

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

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$1,278,610	$763,590
Gross profit	318,518	373,000
Operating costs	(1,613,102)	(535,798)
Stock compensation	(253,031)	(972,049)
Impairment of goodwill	-	(2,729,834)
Interest expense	(140,158)	(26,610)
Accretion of debt discount	(709,118)	(10,285)
Change in fair value of derivatives	320,360	(2,630,462)
Net income (loss)	$(2,076,531)	$(6,532,038)

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company impaired $2,729,834 of goodwill related to the Funmap purchase during 2015, See "NOTE 8 – GOODWILL" for additional information.

NOTE 8 – GOODWILL

The following table sets forth the carry value of the Company's goodwill as of March 31, 2016:

		During the Three Months Ended March 31, 2016
	Balance at December 31, 2015	Goodwill Recognized at time of Purchase	Goodwill Impaired	Balance at March 31, 2016
Funmaps	$750,000	$-	$-	$750,000
Next	1,330,000	-	-	1,330,000
Frontiers Media	4,654,197	-	-	4,654,197
Total	$6,734,197	$-	$-	$6,734,197

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

Through TBG Holdings Corporation and R3 Accounting, Timothy Hart, the Company's recently former Chief Financial Officer, provides accounting and other consulting related services to the Company. During the three months ended March 31, 2016 and 2015, the company recognized expense related to these services of $47,675 and $0, respectively. At March 31, 2016, the Company owed R3 Accounting and TBG Holdings Corporation $24,270 and $148,697, respectively, which is included on the balance sheet under "Due to related parties".

During the three months ended March 31, 2016, Alan Beck, shareholder and consultant advanced the Company $41,000 and was repaid $4,000

During the three months ended March 31, 2016, the Company recognized $37,500 of cash compensation expense for Michael Turner, President of Media Ventures Division, shareholder and former Director.

During the three months ended March 31, 2016, the Company recognized $50,000 of cash compensation expense for Lawrence Rutstein, Chairman for consulting services.

NOTE 10 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to March 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

11,400,000 shares to be issued as of September 30, 2015 pursuant to the Frontiers purchase were issued on March 2, 2016. 3,000,000 milestone shares are still in escrow pending determination as to their issuance pursuant to the Frontiers Purchase Agreement.

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

Results of Operations

Three Months Ended March 31, 2016 Compared With the Three Months Ended March 31, 2015.

Revenue

Net revenue increased $515,020 to $704,655 during the three months ended March 31, 2016 compared to $189,635 during the three months ended March 31, 2015. Revenue increased due to expanded circulation, increased sales efforts and the inclusion of revenue from acquired businesses, Columbia FunMap, Inc., RND Enterprises, Inc. (i.e. Next Magazine) and New Frontiers Media Holdings, LLC.

Cost of Sales and Gross Profit

Cost of revenue increased $569,502 to $686,478 during the three months ended March 31, 2016 compared to $116,976 during the three months ended March 31, 2015. Gross profit decreased $54,482 to $18,177 during the three months ended March 31, 2016 compared to $72,659 during the three months ended March 31, 2015. Gross margin decreased to 2.6% during the three months ended March 31, 2016 compared to 38.3% during the three months ended March 31, 2015. The decrease in gross margin is the result of increased production, distribution and editorial costs. The Company is currently reviewing its operations and making operational changes to more efficiently allocate resources and improve margins. Margins may fluctuate in the future due to potential changes in the mix of products and services the company pursues.

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended
	March 31,		Increase /
	2016	2015	(Decrease)
Operating expense
General and administrative	$661,822	$237,906	$423,916
Sales and marketing	272,380	60,037	212,343
Services - related party	97,675	-	97,675
Stock compensation - related party	156,656	102,857	53,799
Stock compensation	96,375	869,192	(772,817)
Goodwill impairment	-	2,729,834	(2,729,834)
Total operating expense	$1,284,908	$3,999,826	$(2,714,918)

General and administrative ("G&A") costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs and exclude stock compensation costs. G&A costs increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to increases in headcount and expanse of operations as a result of the our acquisitions and increased efforts to position the Company for future growth.

Sales and marketing ("S&M") costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the build out of our website, increased public relations efforts and higher headcount compared to the prior year period.

Stock compensation decreased as a result of less stock issued in exchange for services.

Other Income (Expense)

	Three Months Ended
	March 31,
	2016	2015
Other Income and (Expense)
Interest expense	$(139,759)	$(26,211)
Accretion of debt discount	(709,118)	(10,285)
Change in fair value of convertible notes conversion derivative liability	224,191	(1,255,461)
Change in fair value of warrant liability	96,169	(1,375,001)
Total other income and (expense)	$(528,517)	$(2,666,958)

All the elements of other expense relate to our convertible promissory notes and detachable warrants.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including the efficient and timely integration of our acquisitions, increase in demand from advertisers for our publications, the establishment of collaborative arrangements with other organizations, and our ability to attract and retain key employees.

During the three months ended March 31, 2016, because of our operating losses, we did not generate positive operating cash flows. As of March 31, 2016 we had an accumulated deficit of $9,807,624, cash on hand of $132,962 and negative working capital of $5,660,806. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business and leveraging the synergies between our recent acquisitions. (See "Cash Requirements" below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $132,962 as of March 31, 2016. Based on our revenues, cash on hand and current monthly burn rate, around $200,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

During the three months ended March 31, 2016, the Company 1) conducted a bridge note offering for up to $400,000 by issuing Units with each Unit consising of an 8% Promissory Note and 250,000 shares of restricted common stock and received $250,000; 2) received a term loan of $125,000 repayable at the rate of $972.22 per day over 180 days; and 3) issued a convertible promissory note and 166,667 common stock purchase warrants in exchange for proceeds of $50,000.

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

In September 2015, the Company closed a private bridge note offering, up to $2,500,000, consisting of 9% Convertible Promissory Notes which may be voluntarily converted into shares of the Company's common stock and four-year warrants to purchase shares of Company's common stock. The securities are sold as units, with each unit consisting of a 9% Convertible Note, in the principal amount of $50,000 and Company Warrant to purchase 166,667 shares of the common stock. From March 2015 through September 30, 2015, the Company has entered into certain securities purchase agreements with certain accredited investors pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended and received proceeds of $2,365,000.

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

The Company has been able to satisfy short term needs through the sale of securities to individual accredited investors. Even though management has had success in the past in generating funds from these sundry sources of capital, there can be no assurance or certainties that we will be successful in procuring these types of proceeds in the future.

Cash used in operating activities was $266,421 for the three months ended March 31, 2016, as compared to $236,580 during the three months ended March 31, 2015.

Cash used in investing activities was $89,651 for the three months ended March 31, 2016, as compared to $6,995 during the three months ended March 31, 2015.

Cash provided by financing activities was $420,881 during the three months ended March 31, 2016, as compared to $570,306 during the three months ended March 31, 2015.

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

The goodwill recorded in the Consolidated Balance Sheets as of March 31, 2016 was $6,734,197. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was an impairment of goodwill totaling $2,729,834 related to our Funmap acquisition in fiscal 2015. For the annual impairment testing in fiscal 2015, the excess of the fair value over the carrying value for each of our reporting units was approximately $7.5 million.During the fourth quarter of fiscal 2015, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.

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

When the fair value is determined to be reasonable and the fair value of the consideration we issue exceeds the proceeds, greater value has been given by us than received in the associated transactions. This dynamic occurred in certain of our financings in 2015. From a purely financial perspective, the theoretical value of a security does not take into account the speed of execution that is necessary to accomplish the goal of financing a specific acquisition. When we identify specific strategic targets where the identification of the target and the consummation of the transaction encompass a very compressed timeline the mechanics of an "orderly market" are not always present. We accepted reduced consideration in certain financings due to the need to execute quickly and the accompanying need to be more aggressive in accepting terms. It is our view that the strategic advantage of acquiring our identified targets in this quickly developing market outweighed the discount on the proceeds we received.

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

Certain embedded features that required bifurcation and separate accounting were identified in connection with certain of the convertible notes issued in 2014 and 2015. The Company determined these embedded features should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive income. The embedded derivatives included the conversion options and the down-round pricing adjustment found in those promissory notes. The embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model require management to make certain significant assumptions and represent management's best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset.

The key sensitivities of the binomial model include: the fair value of the common stock, in which the Company utilized the actual trading price of our stock; the expected volatility of the common stock, which was determined through the analysis of publicly traded guideline companies historic volatilities; and the risk free interest rate, which is based on current market rates and the expected term. Any change on one of the above would have an impact on the concluded value for the embedded derivatives.

Warrant Liability

The Company utilizes a binomial model to derive the estimated fair value of those warrants that are considered to be liabilities. Key inputs into the model include the fair value of the common stock, in which the Company utilized the actual trading price of our stock, the expected volatility of the stock price, and a risk-free interest rate. Any significant changes to these inputs would have a significant impact to the fair value.

The changes in fair value of the warrants are measured at each reporting date and recognized in earnings and classified commensurate with the purpose of issuance. Changes in the fair value of warrants issued a) for services performed are considered an operating expense and b) in connection with debt are classified as other (income) expense. See further discussion in the Notes to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended March 31, 2016, the Company 1) issued 220,419 shares of restricted common stock and recognized $30,000 of stock compensation expense in exchange for services valued at the fair value of services performed; and 2) issued 2,000,000 shares and became obligated to issue another 500,000 shares pursuant to the Bridge Note Offering.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1*	Form of Securities Purchase Agreement related to the Bridge Note Offering dated February 18, 2016.

10.2*	Form of Promissory Note related to the Bridge Note Offering dated February 18, 2016.

10.3*	Note purchase Agreement between Multimedia Platforms, Inc. nd Terry King dated January 6, 2016

10.4*	9% Convertible Promissory Note between Multimedia Platforms, Inc. and Terry King dated January 6, 2016

10.5*	Common Stock Purchase Warrant between Multimedia Platforms, Inc. and Terry King dated January 6, 2016

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

____________________

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

MULTIMEDIA PLATFORMS, INC.

Date: May 16, 2016	By:	/s/ Bobby Blair
Bobby Blair
Chairman, Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer)

