Form 10-Q
period 2016-06-30
MULTIMEDIA PLATFORMS INC.
filed 2016-08-22
CIK 1424328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,188,923 shares of common stock, par value $0.001, were outstanding on August 19, 2016.

Multimedia Platforms, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Multimedia Platforms, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$113,384	$68,153
Accounts receivable, net of allowance of $45,000 and $0	193,159	332,533
Other current assets	8,549	35,923
Deferred financing costs	100,000	620,000
Total current assets	415,092	1,056,609

Property and equipment, net of accumulated depreciation of $10,528 and $4,600	32,305	38,233

Other assets
Goodwill	6,734,197	6,734,197
Intangibles, net of amortization of $224,470 and $83,333	520,471	520,657
Deposits	9,120	9,120
Total other assets	7,263,788	7,263,974
Total assets	7,711,185	8,358,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable & accrued expenses	1,965,832	986,692
Deferred revenue	-	12,500
Convertible promissory notes, net of discount of $859,359 and $1,310,854	2,151,641	790,146
Notes - related party, net of discount of $5,275 and $124,766	594,725	375,234
Promissory notes, net of discount of $35,165 and $0	323,835	170,000
Loans	116,242	14,729
Due to related parties	497,513	320,002
Accrued interest payable	205,855	39,424
Convertible notes conversion derivative liability	-	236,594
Warrant liability	77,686	214,728
Total current liabilities	5,933,329	3,160,049

Long-term liabilities
Convertible promissory notes, net of discount of $0 and $580,115	-	209,885
Loan	27,850	35,681
Total long-term liabilities	27,850	245,566
Total liabilities	5,961,179	3,405,615

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $0.001 par value 40,000,000 shares authorized; issued and outstanding 17,999,995 at June 30, 2016 and December 31, 2015.	18,000	18,000
Series B Preferred stock, $0.001 par value 4,000,000 shares authorized; issued and outstanding 1,435,598 at June 30, 2016 and December 31, 2015.	1,436	1,436
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 71,188,923 and 52,268,504 at June 30, 2016 and December 31, 2015, respectively.	71,188	52,268
Additional-paid-in-capital	13,465,556	9,585,248
Common stock payable	905,000	4,230,000
Deferred compensation	-	(921,375)
Accumulated (deficit)	(12,711,174)	(8,012,376)
Total stockholders' equity	1,750,006	4,953,201
Total liabilities and stockholders' equity	$7,711,185	$8,358,816

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Income
Net revenue	$754,513	$232,441	$1,459,168	$422,526
Cost of revenue	568,065	161,959	1,254,544	262,384
Gross profit	186,448	70,482	204,624	160,142

Operating expenses
General and administrative	1,495,875	818,350	2,231,515	1,984,866
Sales and marketing	247,664	176,486	542,601	296,963
Services - related party	595,405	-	849,736	-
Goodwill impairment	-	-	-	2,729,834
Total operating expenses	2,338,944	994,836	3,623,852	5,011,663

Loss from operations	(2,152,496)	(924,354)	(3,419,228)	(4,851,521)

Other Income and (Expense)
Interest expense	(101,219)	(46,266)	(240,978)	(72,477)
Accretion of debt discount	(709,910)	(148,833)	(1,419,028)	(159,118)
Change in fair value of convertible notes conversion derivative liability	12,403	(2,935,709)	236,594	(4,191,170)
Change in fair value of warrant liability	47,673	(2,825,003)	143,842	(4,200,004)
Total non-operating income (expense)	(751,053)	(5,955,811)	(1,279,570)	(8,622,769)
Earnings before income taxes	(2,903,549)	(6,880,165)	(4,698,798)	(13,474,290)
Provision for income taxes	-	-	-	-
Net loss	$(2,903,549)	$(6,880,165)	$(4,698,798)	$(13,474,290)

Net (loss) per common share basic	$(0.04)	$(0.19)	$(0.07)	$(0.39)
Weighted average common shares outstanding basic	72,714,860	35,798,817	70,544,907	34,134,789

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2016 and Year Ended December 31, 2015

								Additional			Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock			paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Compensation	Deficit	Equity

Balance, December 31, 2014	-	-	-	-	30,748,969	30,749	-	495,298	-	(370,116)	155,931

Shares issued in Merger	27,212,694	27,213	4,000,000	4,000	1,502,477	1,502	-	(610,908)	-	-	(578,193)
Conversion of Series A preferred stock to common stock	(9,212,699)	(9,213)	-	-	9,212,699	9,213	-	-	-	-	-
Conversion of Series B preferred stock to common stock	-	-	(2,564,402)	(2,564)	2,564,402	2,564	-	-	-	-	-
Funds reclassified to equity from liabilities for Merger shares issued	-	-	-	-	-	-	-	138,874	-	-	138,874
Shares issued for Columbia Funmap, Inc. acquisition	-	-	-	-	2,252,250	2,252	-	3,455,236	-	-	3,457,488
Shares issued for RND Enterprises, Inc. asset purchase	-	-	-	-	2,750,000	2,750	-	1,097,250	-	-	1,100,000
14.4 million shares to be issued for New Frontiers Media, LLC purchase	-	-	-	-	-	-	4,230,000	-	-	-	4,230,000
Shares issued in exchange for services	-	-	-	-	2,384,457	2,385	-	2,282,855	-	-	2,285,240
Common stock issued for financing services	-	-	-	-	500,000	500	-	594,500	-	-	595,000
Common stock issued in exchange for 9% Convertible Note accrued interest	-	-	-	-	353,250	353	-	105,622	-	-	105,975
Issuance of 4,500,000 warrants for fair value of services	-	-	-	-	-	-	-	1,228,500	(921,375)	-	307,125
Discount on convertible promissory note due to detachable warrants	-	-	-	-	-	-	-	733,785	-	-	733,785
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	-	-	-	64,236	-	-	64,236
Net Income (Loss)	-	-	-	-	-	-	-	-	-	(7,642,260)	(7,642,260)
Balance, December 31, 2015	17,999,995	18,000	1,435,598	1,436	52,268,504	52,268	4,230,000	9,585,248	(921,375)	(8,012,376)	4,953,201

14.4 million shares to be issued for New Frontiers Media, LLC purchase	-	-	-	-	11,400,000	11,400	(3,420,000)	3,408,600	-	-	-
Shares issued in exchange for services	-	-	-	-	5,520,419	5,520	45,000	130,480	-	-	181,000
Discount on convertible promissory notes due to issuance of common stock	-	-	-	-	2,000,000	2,000	50,000	178,000	-	-	230,000
Stock compensation recognized on warrants issued in exchange for services	-	-	-	-	-	-	-	108,936	921,375	-	1,030,311
Discount on convertible promissory note due to detachable warrants	-	-	-	-	-	-	-	16,292	-	-	16,292
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	-	-	-	38,000	-	-	38,000
Net Income (Loss)	-	-	-	-	-	-	-	-	-	(4,698,798)	(4,698,798)
Balance, June 30, 2016 (Unaudited)	17,999,995	$18,000	1,435,598	$1,436	71,188,923	$71,188	$905,000	$13,465,556	$-	$(12,711,174)	$1,750,006

(The accompanying notes are an integral part of these consolidated financial statements)

Multimedia Platforms, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,698,798)	$(13,474,290)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and amortization	149,765	50
Allowance for doubtful accounts	45,000	-
Share based compensation expense	1,706,311	1,153,240
Impairment of goodwill	-	2,729,834
Accretion of debt discount	1,419,028	159,118
Change in fair value of convertible notes conversion derivative liability	(236,594)	4,191,170
Change in fair value of warrant liability	(143,842)	4,200,004
Penalty interest	20,000	-
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	94,374	41,038
(Increase) decrease in other current assets	52,374	(20,085)
Increase (decrease) in accounts payable and accrued expenses	1,005,388	16,629
Increase (decrease) in related party payables	177,511	17,014
Increase (decrease) in deferred revenue	-	(1,889)
Increase (decrease) in accrued interest	166,431	72,477
Net cash provided by (used) in operating activities	(243,052)	(915,690)

Cash flows from investing activities:
Capital expenditures	(143,651)	(15,538)
Cash paid for asset purchase	-	(200,000)
Cash from acquisitions	-	19,208
Net cash provided by (used) in investing activities	(143,651)	(196,330)

Cash flows from financing activities:
Proceeds from convertible promissory notes	238,000	1,575,000
Proceeds from related party convertible promissory notes	50,000	-
Proceeds from promissory notes	50,000	-
Proceeds from loans	175,000	-
Payments on loans	(81,066)	(5,152)
Net cash provided by (Used) in financing activities	431,934	1,569,848

Increase (decrease) in cash	45,231	457,828
Cash and cash equivalents at beginning of period	68,153	9,232

Cash and cash equivalents at end of period	$113,384	$467,060

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash operating activities:
Value of 520,419 shares of common stock issued in exchange for services	$36,000	$1,153,240
5,000,000 Common shares issued for prepaid financial advisory fees	$100,000	$-
Debt discount recorded for value of common stock issued	$230,000	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MULTIMEDIA PLATFORMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

During the six months ended June 30, 2016, the Company recognized net revenue of $1,459,168 and a net loss of $4,698,798 and had negative working capital of $5,518,237 as of June 30, 2016.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Multimedia platforms, Inc. as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company's wholly-owned subsidiaries. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Columbia Funmap, Inc., New Frontiers Media Holdings, LLC and Multimedia Platforms, LLC. All intercompany transactions and balances have been eliminated in consolidation. As of June 30, 2016, the Company has a 100% interest in Columbia Funmap, Inc., 100% interest in New Frontiers Media Holdings, LLC and 100% interest in Multimedia Platforms, LLC. The results of each of these entities are consolidated with the Company's results from and after their respective acquisition dates based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 810, "Consolidation" ("ASC 810").

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

Accounts receivable

Accounts receivable represent receivables from customers for the sale of advertising, website listings, sponsorships and events. Our receivables are recorded as invoiced and represent claims that will be settled in cash. Our collection policy is that payment is due at time of advertising printing. The Company has recorded a $45,000 allowance for doubtful accounts.

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

Estimated
Useful Lives

Office Equipment	3 - 5 years

Furniture & equipment	5 - 7 years

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. During the three and six months ended June 30, 2016 and 2015, no customer accounted greater than 10% of revenue.

As of June 30, 2016, no customer accounted for greater than 10% of accounts receivable.

Derivatives - Warrant Liability

The Company accounts for the common stock warrants issued and still outstanding as of June 30, 2016 in connection with our 9% Convertible Notes (7,633,342 warrants) and Firstfire note (576,000 warrants) in accordance with the guidance contained in ASC 815-40-15-7F, "Contracts in Entity's Own Equity". Under that provision the warrants were determined to be ineligible for equity classification due to provisions that may result in an adjustment to their conversion or exercise prices via a down-round feature and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the 9% Convertible Notes and Firstfire note has been estimated using a Monte Carlo simulation.

The warrant derivative liability balance was $77,686 as of June 30, 2016.

During the three and six months ended June 30, 2016, the Company recognized a gain of $47,673 and $143,842, respectively, in the fair value of warrant related derivatives compared to a loss of $2,825,003 and $4,200,004 during the three and six months ended June 30, 2015, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company's common stock decreases and will record expense when the value of the Company's stock increases. The Company's derivative liability has been measured at fair value at June 30, 2016 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company's stock, estimated probabilities of additional financing, risk-free interest rate, dilution and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the warrants would decrease as the share price decreased was also incorporated into the valuation calculation.

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

The convertible notes conversion derivative liability was $0 as of June 30, 2016

During the three and six months ended June 30, 2016, the Company recognized a gain of $12,403 and $236,594, respectively, in the fair value of bifurcated conversion option related derivatives compared to a loss of $2,935,709 and $4,191,170 during the three and six months ended June 30, 2015, respectively. The 9% Convertible Notes and Firstfire note issued during year ended December 31, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company's own stock. The Company's derivative liability has been measured at fair value at June 30, 2016 using a Monte-Carlo Simulation.

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

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to relatively short periods to maturity. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, common stock, and derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate, and in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2016, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at June 30, 2016
	Carrying	(Level 1)	(Level 2)	(Level 3)
Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability – convertible notes	$-	$-	$-	$-
Derivative liability - warrants	77,686	-	-	77,686
Total liabilities measured at fair value	$77,686	$-	$-	$77,686

The following tables present the activity for Level 3 liabilities for the six months ended June 30, 2016:

Fair Value Measurements Using Level 3 Inputs

	Warrant Derivative Liability	Note Conversion Derivative Liability	Total
Balance – December 31, 2015	$236,594	$214,728	$451,322
Additions during the period	-	6,800	6,800
Total unrealized (gains) or losses included in net loss	(236,594)	(143,842)	(380,436)
Balance – June 30, 2016	$-	$77,686	$77,686

Cost of Revenues

Costs of revenues primarily relate to production (e.g., paper, printing and distribution) and editorial costs. Production costs directly related to publications are expensed in the period that revenue is recognized for a publication (e.g., on the cover date of a magazine). Staff costs recognized as costs of revenues are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense to third parties for the three months ended June 30, 2016 and 2015 were $2,638 and $1,487, respectively. Advertising expense to third parties for the six months ended June 30, 2016 and 2015 were $4,132 and $1,997, respectively.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015:

	June 30,		June 30,
	2016	2015	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,903,549)	$(6,880,165)	$(4,698,798)	$(13,474,290)

Denominator:
Weighted average number of common shares outstanding	72,714,860	35,798,817	70,544,907	34,134,789

Basic and diluted EPS	$(0.04)	$(0.19)	$(0.07)	$(0.39)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A preferred stock	17,999,995	27,212,694	17,999,995	27,212,694
Series B preferred stock	1,435,598	4,000,000	1,435,598	4,000,000
Convertible promissory notes	14,850,818	5,491,591	14,850,818	5,491,591
Common stock purchase warrants	17,551,009	6,050,002	17,551,009	6,050,002

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

NOTE 3 - Fixed Assets

Fixed assets consisted of the following:

	June 30,	December 31,
	2016	2015
Office equipment	$24,599	$24,599
Furniture and fixtures	18,234	18,234
Total fixed assets	42,833	42,833
Accumulated depreciation	(10,528)	(4,600)
Fixed assets, net	$32,305	$38,233

During the three months ended June 30, 2016 and 2015, the Company recognized $2,964 and $50, respectively, in depreciation expense. During the six months ended June 30, 2016 and 2015, the Company recognized $5,928 and $50, respectively, in depreciation expense.

NOTE 4 – INTANGIBLE ASSETS

The components of intangible assets consisted of the following:

	Estimated Useful Life	June 30,	December 31,
	(Years)	2016	2015
Customer lists	2	$500,000	$500,000
Website development	5	247,641	103,990
Accumulated amortization		(227,170)	(83,333)
Intangible assets, net		$520,471	$520,657

During 2015 and the six months ended June 30, 2016, the Company began development of WiRLD.com and capitalized $103,990 and $143,651, respectively, pursuant to ASC 350-50, Intangibles – Goodwill and Other. Also, during 2015, the Company allocated $500,000 to customer lists as a result of the acquisition of Frontiers Media Holdings, LLC on September 8, 2015. The Company recognized amortization expense of $74,882 and $143,837 during the three and six months ended June 30, 2016, respectively.

The estimated future aggregated amortization expense for intangible assets owned as of June 30, 2016 consisted of the following:

Amortization Expense
2016	149,764
2017	216,195
2018	49,529
2019	49,528
2020	49,528
Thereafter	5,927
520,471

NOTE 5 – DEBT AND RELATED LIABILITIES

As of June 30, 2016, the Company had the following debt and related liability balances:

				Debt and Related Liabilities
				Current						Non Current
	Note Holder	Issue Date	Maturity Date	Convertible Promissory Notes	Notes - Related Party	Promissory Notes	Line of Credit	Due to Related Parties	Accrued Interest	Convertible Promissory Notes	Line of Credit

(1)	9% Convertible promissory notes	Various	9/18/16 to 3/28/17	$2,365,000	$-	$-	$-	$-	$122,368	$-	$-
(1)	Firstfire Global Opportunities Fund	12/15/2015	1/16/2017	196,000	-	-	-	-	4,869	-	-
(1)	Lincoln Park Capital Fund, LLC	8/21/2015	12/31/2016	300,000	-	-	-	-	13,144	-	-
(1)	Terry King	10/29/2015	10/29/2016	50,000	-	-	-	-	3,102	-	-
(1)	Terry King	1/6/2016	1/6/2017	50,000	-	-	-	-	2,202	-	-
(2)	Mark Friedman	10/15/2015	2/12/2016	-	25,000	-	-	-	10,000	-	-
(2)	Lawerence Rutstein, Chairman	10/15/2015	2/12/2016	-	25,000	-	-	-	10,000	-	-
(1)	Lawerence Rutstein, Chairman	11/6/2015	5/4/2016	-	250,000	-	-	-	10,785	-	-
(3)	Mark Friedman	2/18/2016	8/18/2016	-	25,000	-	-	-	729	-	-
(3)	Lawerence Rutstein, Chairman	2/18/2016	8/18/2016	-	25,000	-	-	-	729	-	-
(3)	$400,000 bridge note offering	2/18/2016	8/1/2016	-	-	200,000	-	-	6,560	-	-
(4)	Michael Turner	11/8/2015	3/31/2016	-	250,000	-	-	-	9,124	-	-
(5)	Various	11/6/2014 - 7/19/2015	3/31/2015 - 9/30/2015	-	-	159,000	-	-	11,325	-	-
(6)	Crown Bridge Partners, LLC	4/8/2016	4/8/2017	50,000	-	-	-	-	918	-	-
(7)	Santander bank line of credit			-	-	-	15,131	-	-	-	27,850
(8)	Complete Business Solutions			-	-	-	101,111	-	-	-	-
(9)	Various related parties			-	-	-	-	497,513	-	-	-
	Totals			3,011,000	600,000	359,000	116,242	497,513	205,855	-	27,850
	Debt discount			(859,359)	(5,275)	(35,165)	-	-	-	-	-
	Balance			$2,151,641	$594,725	$323,835	$116,242	$497,513	$205,855	$-	$27,850

_______________

(1)	See disclosure below.

(2)	On October 15, 2015, Mark Friedman, Director and C. Lawrence Rutstein, Chairman, each loaned the Company $25,000 and received a promissory note with identical terms, including maturity date of 120 days on February 12, 2016 and one-time interest payment of $10,000 bringing the total due under each note to $35,000. No other consideration was exchanged under the promissory notes. The notes are in default as of the date of this current report.

(3)	During the three months ended March 31, 2016, the Company initiated a private bridge note offering (the "Bridge Note Offering") for up to $400,000 consisting of an 8% promissory note (the "Bridge Note") and shares of common stock sold as units with each unit consisting of a $25,000 promissory note and 250,000 shares of common stock (the "Bridge Note OfferingUnits"). The notes are due and payable in six months or upon the receipt of no less than $2,000,000 of gross proceeds from a securities offering. Additionally, the promissory notes are secured by certain accounts receivable. The Company received $250,000 pursuant to the Bridge Note Offering. The Company allocated Bridge Note principal between the Bridge Note and the common stock based upon their relative fair values resulting in a debt discount of $230,000 which is being accreted over the six month term of the Bridge Notes. During the three and six months ended June 30, 2016, the Company recognized $4,988 and $8,018, respectively of interest expense. During the three and six months ended June 30, 2016, the Company recognized $115,000 and $189,560, respectively of accretion related to the debt discount. The notes are in default as of the date of this current report.

(4)	Promissory note with face amount of $250,000, interest of 4.5% and maturity of March 31, 2016 payable to Michael Turner, Director and President of Media Ventures Division pursuant to the purchase of New Frontiers Media, LLC on September 8, 2015. The Note is currently in default. During the three and six months ended June 30, 2016, the Company recognized $2,805 and $5,610, respectively, of interest expense with total accrued interest under this note totaling $9,124. see "NOTE 7 – BUSINESS COMBINATIONS" for additional information.

(5)	Represents notes acquired with the acquisition of New Frontiers Media Holdings, LLC on September 8, 2015 (the "Frontiers Notes"). There are eight, unsecured promissory notes with principle balances ranging between $3,000 to $50,000 and bearing interest of 2% to 9%. The Frontiers Notes all matured by December 24, 2015 and are currently in default. During the three and six months ended June 30, 2016, the Company recognized interest expense of $5,211 and $8,132, respectively, with total accrued interest under these notes totaling $11,325.

(6)	On April 8, 2016, the Company and Crown Bridge Partners, LLC ("Crown") entered into a $50,000 Convertible Promissory Note (the "Crown Note"). The Company received proceeds of $38,000 net of a $5,000 original issue discount and $7,000 of legal fees. The Crown Note matures in one year, bears interest of 8%, default interst of 22% and is convertible at any time into shares of common stock at a conversion price equal to 61% of the lowest trade price in the twenty trading days previous to the conversion. The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Crown Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $114,000. As this amount resulted in a total debt discount that exceeds the Crown Note proceeds, the amount recorded for the beneficial conversion feature was limited to the principal amount of the Crown Note. The resulting $50,000 discount is being accreted over the 12 month term of the Crown Note. During the three and six months ended June 30, 2016, the Company recognized interest expense of $918 and debt discount accretion of $11,370.

(7)	Represents a bank loan acquired with the acquisition of Columbia Funmap, Inc. on February 27, 2015. The loan was established on December 13, 2012 in the original amount of $75,000. Payments of principal and interest are due monthly at a variable interest rate currently at 4%. Payments are approximately $1,250 per month.

(8)	Working capital loan provided by Complete Business Solutions. The Company received $125,000 and is obligated to repay $175,000 over 180 business days at $972.22 per day.

(9)	Non-interest bearing advances by related parties used to cover operations and overhead costs not covered by revenues. As of June 30, 2016, includes $337,000 to Alan Beck, shareholder and consultant and $160,000 due to Michael Turner, shareholder and President of our digital media division.

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

During the three months ended June 30, 2016 and 2015, the Company recognized $53,194 and $46,266, respectively, of interest expense. During the six months ended June 30, 2016 and 2015, the Company recognized $99,304 and $72,477, respectively, of interest expense. During the three months ended June 30, 2016 and 2015, the Company recognized $391,750 and $148,833, respectively, of debt discount accretion. During the six months ended June 30, 2016 and 2015, the Company recognized $783,500 and $159,118, respectively, of debt discount accretion.

Financing with Firstfire Global Opportunities Fund LLC

On December 15, 2015, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC ("Firstfire"), for the sale of an unsecured, 5% convertible promissory note in the principle amount of $176,000 and 176,000 stock purchase warrants allowing Firstfire to purchase up to 176,000 shares of the Company's common stock at an exercise price of $0.40 for a period of five (5) years. On December 16, 2015, the Company received $150,000 net of a 10% original issue discount and legal fees and issued a convertible promissory note (the "Firstfire Note") in the amount of $176,000. The Firstfire Note was due in six months on June 16, 2016 ("Firstfire Note Maturity Date"), accrues interest at the rate of 5% per annum and is convertible into shares of common stock as described below. In no event shall Firstfire effect a conversion if such conversion results in Firstfire beneficially owning in excess of 4.99% of the outstanding common stock of the Company. Under the terms of the Firstfire Note, the Company agreed to pay Firstfire as follows:

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

Under the terms of the Firstfire Note, the Company may pre-pay the outstanding principal amount of the Firstfire Note plus accrued interest upon three Trading Days prior written notice to Firstfire. If the Company exercises its right to prepay the Firstfire Note, the pre-payment amount will be equal to the sum of: (A) within 90 days of the Closing Date, 110% and (B) thereafter, 115%, multiplied by principal amount, plus accrued and default interest.

As additional consideration, the Company granted Firstfire a warrant to purchase 176,000 shares of our common stock (the "Firstfire Warrant"). The Firstfire Warrant has a five-year term and an exercise price equal to the lesser of: (i) $0.40 or (ii) the price of our common stock (or common stock equivalents, or conversion price of debt instruments sold in such offering) sold and entitling any person to acquire shares of common stock at an effective price per share that is lower than the then exercise price. Such adjustment shall be made whenever such common stock or other securities are issued. Pursuant to the terms of the Firstfire Warrant, no adjustment to the exercise price will be made in respect of an "exempt issuance".

The Firstfire Warrant includes the same ownership limitation described above in connection with the Firstfire Note. The Firstfire Warrant includes cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant shares is not available for the resale of such Firstfire Warrant shares.

On June 16, 2016 Firstfire and the Company entered into an Amendment and Waiver Agreement (the "FirstfireAmendment No. 1"). Pursuant the Firstfire Amendment No. 1, the Firstfire Note shall be exchanged for a new debenture with identical terms as Firstfire Note as described above except the principle amount of the new debenture shall be increased by $20,000, the maturity date extended to July 13, 2016 and the new debenture conversion price shall be amended to provide that upon default by MMP, the conversion price will be permanently reset to $0.02. Additionally, 400,000 common stock purchase warrants (the "Firstfire Warrant No. 2") were issued with a five year life and $0.30 exercise price subject to adjustment for dilutive issuances with identical terms to the Firstfire Warrant.

The securities purchased by Firstfire were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

Because the economic characteristics and risks of the equitylinked conversion options contained in the Firstfire Note and Firstfire Amendment No. 1 are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. Additionally, due to the down-round feature contained in the Firstfire Warrant and Firstfire Warrant No. 2, they too are classified on the balance sheet as a liability with all firstfire instruments revalued each period with changes in value recorded as other income (expense). The initial fair value of the Firstfire Amendment No 1. derivative liability was $0 and determined using Monte Carlo simulation with the following inputs: quoted market price - $0.02; conversion price - $0.30, volatility - 178%; term - 0.08 years; and risk-free interest rate - 0.23%. The Firstfire Warrant No. 2liability was $6,800 and determined using Monte Carlo simulation with the following inputs: quoted market price - $0.02; conversion price - $0.30, volatility - 178%; term - 5 years; and risk-free interest rate - 1.10%, resulting in a fair value per share of $0.017 multiplied by the 400,000 shares that would be issued if the additional Firstfire Warrantswere exercised on the issuance date.

During the three and six months ended June 30, 2016, the Company recognized $2,275 and $4,483, respectively of interest expense. During the three and six months ended June 30, 2016, the Company recognized $80,452 and $167,495, respectively of accretion related to the debt discounts.

Derivative Liability related to the 9% Convertible Notes, Firstfire Note and Related Detachable Warrants

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants and convertible preferred instruments issued by the Company. As the conversion features within the 9% Convertible Notes, Firstfire Note and related detachable warrants issued in connection with said notes do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company's stock and are to be treated as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note; and if the fair value of the embedded derivative exceeds the face value of the note, the excess embedded derivative fair value is expensed as other expense and the related liability increased. On each reporting date, the fair value of the embedded derivative is calculated with changes in value recorded to other expense. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at June 30, 2016.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company's 9% Convertible Notes, Firstfire Note and related warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2016 is as follows:

June 30, 2016
Common stock issuable upon conversion of notes	8,974,664
Common stock issuable upon exercise of warrants	8,209,342
Stock price	$0.0185
Volatility (Annual)	178%
Strike price	$0.75, 9% Convertible Note warrants; $0.40, Firstfire Note warrants; $0.30, 9% Convertible Notes
Risk-free rate	0.18% to 0.76%
Maturity date	3 - 5 years warrants; 0.08 – 1.5 years notes

The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016:

	Balance at December 31, 2015	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Fair value of derivatives upon reclass to additional paid-in capital	Balance at June 30, 2016
Warrants derivative liability	$236,594	$-	$(236,594)	$-	$-
Convertible note conversion derivative liability	214,728	6,800	(143,842)	-	77,686
Total	$451,322	$6,800	$(380,436)	$-	$77,686

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

During the three and six months ended June 30, 2016, the Company recognized $3,856 and $5,206, respectively, of interest expense, and $54,819 and $109,638, respectively, of accretion related to the debt discount.

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

On January 6, 2016, the Company issued a 9% Convertible Promissory Note (the "King Note 2") to Mr. King in the amount of $50,000. The King Note 2 was issued pursuant to the terms of a Note Purchase Agreement dated as of the same date. The King Note 2 bears interest at the rate of 9% per annum (or 12% upon the occurrence of an event of default) and the principal and interest is due and payable in 12 months on January 6, 2017. The principal and all accrued interest is convertible at the option of Mr. King into shares of our common stock at any time at the conversion price of $0.40, as adjusted for stock splits, stock dividends, stock combinations or other similar transactions as provided in the King Note 2. At no time may the 9% Convertible Notes be converted into shares of our common stock if such conversion would result in the Investors and its affiliates owning an aggregate of shares of our common stock in excess of 9.99% of the then outstanding shares of our common stock, provided such percentage may increase or decrease upon not less than 61 days prior written notice from the Investor.

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

During the three and six months ended June 30, 2016, the Company recognized $2,328 and $4,524, respectively, of interest expense and $16,483 and $32,699, respectively, of accretion related to the debt discount recorded for both King Notes.

Financing with C. Lawrence Rutstein, Chairman

On November 6, 2015, the Company issued an 8% Promissory Note (the "Rutstein Note") to C. Lawrence Rutstein, Chairman of the Board of the Company ("Mr. Rutstein ") in the amount of $250,000. The Rutstein Note was issued pursuant to the terms of a Promissory Note dated as of the same date. The Rutstein Note bears interest at the rate of 8% per annum and the principal and interest were due on May 4, 2016. The Rutstein Note is currently in default.

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

The Company allocated Rutstein Note principal between the Rutstein Note and the Rutstein Financing Warrant based upon their relative fair values. The estimated fair value of the Rutstein Financing Warrant was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.15 per share; estimated volatility – 149%; 3-year risk free interest rate – 1.20%; expected dividend rate - 0% and expected life - 4 years. This resulted in allocating $169,459 to the Rutstein Financing Warrant and $80,541 to the Rutstein Note. The resulting $169,459 discount was accreted over the six month term of the Rutstein Note.

During the three and six months ended June 30, 2016, the Company recognized $5,182 and $10,262, respectively, of interest expense and $40,036 and $124,766, respectively, of accretion related to the debt discount. The Company repaid $2,500 of accrued interest during the six months ended June 30, 2016.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred and Common Stock

As of June 30, 2016 and December 31, 2015, there were 71,188,923 and 52,268,504 shares of common stock outstanding, respectively. As of June 30, 2016 and December 31, 2015 there were 17,999,995 shares of Series A Preferred Stock and 1,435,598 shares of Series B Preferred Stock outstanding; convertible into common stock at a ratio of one-for-one. Additionally, the Company has recorded in the equity section of its balance sheet $905,000 as common stock payable which relates to common stock to be issued related to the following: 1) 3,000,000 shares due in exchange for the purchase of New Frontiers Media Holdings, LLC; 2) 500,000 shares due as part of the Bridge Note Offering Units; and 3) 1,514,359 shares due in exchange for consulting services. All shares related to amounts recorded to common stock payable are reflected on an as-if issued basis for purposes of the weighted average share calculations reflected on the statement of operations. All share and per share amounts have been retrospectively restated to reflect the one-for-thirty reverse stock split affected January 16, 2015.

During the six months ended June 30, 2016, the Company issued preferred stock and common stock as follows:

•	Issued 11,400,000 shares of restricted common stock pursuant to the 2015 purchase of New Frontiers Media Holdings, LLC valued at $3,420,000.

•	Issued 2,000,000 shares and became obligated to issue another 500,000 shares pursuant to the Bridge Note Offering. The shares issued were valued between $0.06 and $0.10 on the date of issuance and recorded as a $230,000 debt discount to the proceeds from the Bridge Notes.

•	Issued 520,419 shares of restricted common stock and recognized $36,000 of stock compensation expense in exchange for services valued at the fair value of services performed.

•	Issued 5,000,000 shares to Maxim Group, LLC as placement agent pursuant to an engagement agreement for the public offering of common stock. The shares were valued at $100,000 and capitalized in deferred financing costs until the closing of an offering at which time the asset will be reclassified as a charge to equity.

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

Common Stock Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of June 30, 2016 and December 31, 2015 is as follows:

	Number of Warrants as of:
	June 30, 2016	December 31, 2015	Exercise Price	Date of Issuance	Expiration Date
(1)	7,633,342	7,633,342	$0.75	2015	2020
(2)	800,000	800,000	$0.75	April 15, 2015	March 20, 2019
(3)	1,500,000	1,500,000	$0.30	June 30, 3015	June 30, 2020
(4)	1,500,000	1,500,000	$0.30	July 29, 2015	July 29, 2020
(4)	1,500,000	1,500,000	$0.30	July 29, 2015	July 29, 2020
(5)	1,000,000	1,000,000	$0.50	August 21, 2015	August 21, 2021
(6)	125,000	125,000	$0.75	October 29, 2015	October 29, 2019
(7)	500,000	500,000	$0.50	November 6, 2015	November 6, 2019
(8)	1,750,000	1,750,000	$0.50	November 18, 2015	November 18, 2021
(9)	500,000	500,000	$0.50	November 13, 2015	November 13, 2019
(10)	176,000	176,000	$0.30	December 15, 2015	December 15, 2020
(10)	400,000	-	$0.30	June 16, 2016	June 16, 2021
(11)	166,667	-	$0.40	January 6, 2016	January 6, 2019
	17,551,009	16,984,342

_______________

(1)	Issued to various parties pursuant to the securities purchase agreement and 9% Convertible Notes. These warrants are accounted for at fair value and remeasured at each reporting period as described under "NOTE 5 – DEBT AND RELATED LIABILITIES".

(2)	Issued pursuant to prior financings with fixed conversion price, no down-round protection and included in equity.

(3)	The Company issued 1.5 million common stock purchase warrants to C. Lawrence Rutstein pursuant to a consulting agreement entered into on June 30, 2015. The consulting agreement has a term of 24 months with compensation solely in the form of 1.5 million warrants. The warrant includes Piggyback registration rights, cashless exercise, 5 year life, $0.30 exercise price. The warrants were evaluated for equity or liability accounting. Based on their terms, they are treated as equity. The fair value of the warrants was $0.271 as calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 147%; risk free interest rate - 1.63%; expected dividend rate - 0% and expected life - 5 years. Pursuant to ASC 505-50-25, Equity-based Payments to Non-Employees, the resulting total compensation expense of $406,500 was recorded as an increase to additional paid-in capital and deferred compensation and was being recognized ratably over the 24 month consulting term at $50,813 per quarter. During the quarter ended June 30, 2016, due to changes in personnel, the Company fully expensed the remaining $254,062.

(4)	The Company issued 3.0 million common stock purchase warrants, or 1.5 million each to Patrick Kolenik and Carry W Sucoff, pursuant to a consulting agreement entered into by each individual on July 29, 2015. The consulting agreements are identical and have a term of 24 months with compensation solely in the form of 1.5 million warrants each. Both warrants contain identical terms including Piggyback registration rights, cashless exercise, 5 year life and $0.30 exercise price. The warrants were evaluated for equity or liability accounting. Based on their terms, they are treated as equity. The fair value of the warrants was $0.274 as calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 152%; risk free interest rate - 1.62%; expected dividend rate - 0% and expected life - 5 years. Pursuant to ASC 505-50-25, Equity-based Payments to Non-Employees, the resulting total compensation expense of $822,000 was recorded as an increase to additional paid-in capital and deferred compensation and was being recognized ratably over the 24 month consulting term at $102,750 per quarter. During the quarter ended June 30, 2016, due to changes in personnel, the Company fully expensed the remaining $513,750.

(5)	Issued to Lincoln Park Capital Fund, LLC pursuant to that Senior Convertible Promissory Note dated August 21, 2015 as described under "NOTE 5 – DEBT AND RELATED LIABILITIES".

(6)	Issued to Terry King pursuant to the King Note as described under "NOTE 5 – DEBT AND RELATED LIABILITIES".

(7)	The Rutstein Financing Warrant Issued to Lawrence Rutstein, Chairman, pursuant to the Rutstein Note as described under "NOTE 5 – DEBT AND RELATED LIABILITIES".

(8)

On November 18, 2015, the Company issued to C. Lawrence Rutstein, Chairman of the Board, a warrant to purchase 1,750,000 shares of common stock in consideration for his services as a member of the Company's board of directors. The warrant has an exercise price of $0.50 per share and becomes exercisable with respect to one-third (1/3) of the total shares subject to the warrant (approximately 583,333 shares of common stock) on each of the following dates (i) November 18, 2015, which is the date of issuance, (ii) first anniversary of the date of issuance, and (iii) the second anniversary of the date of issuance. If at any time while there are shares subject to the warrant that are outstanding the Company is sold to a third party, whether through a stock sale or a sale of substantially all of its assets or in one or more transactions, all shares subject to the warrant fully vest and become exercisable. The warrant terminates on the fourth (4th) anniversary of the applicable vesting date with respect to each tranche of shares subject to the warrant that vest as described above. The warrants were evaluated for equity or liability accounting. Based on their terms, they are treated as equity. The fair value of the warrants was $0.249 as calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $.30 per share; estimated volatility - 149%; risk free interest rate - 1.69%; expected dividend rate - 0% and expected life - 4 years. The resulting total compensation expense of $435,750 will be expensed according to the vesting schedule described above.

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

(10)	The Firstfire Warrant and Firstfire Warrant No. 2 Issued to Firstfire, pursuant to the Firstfire Note and Firstfire Amendment No. 1 as described under "NOTE 5 – DEBT AND RELATED LIABILITIES".

(11)	King Warrant 2 issued on January 6, 2016 in connection with the King Note 2 issued on the same date as described under "NOTE 5 – DEBT AND RELATED LIABILITIES".

No warrants were exercised, expired, canceled or repriced during the six months ended June 30, 2016.

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

The purchase price allocation is as follows:

Assets		$-
Liabilities
Amount of purchase price allocated to intangibles		1,330,000
Net assets acquired		$1,330,000

Consideration paid:
2,750,000 shares of common stock	1)	$1,100,000
Cash at closing		230,000
Total consideration		$1,330,000

_______________

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

_______________

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

	Six Months Ended
	June 30,
	2016	2015
Net revenue	$1,497,412	$445,305
Gross profit	249,118	172,921
Operating costs	(1,917,541)	(1,081,808)
Stock compensation	(1,706,311)	(1,153,240)
Impairment of goodwill	-	(2,729,834)
Interest expense	(240,978)	(72,477)
Accretion of debt discount	(1,419,028)	(159,118)
Change in fair value of derivatives	380,436	(8,391,174)
Net income (loss)	$(4,654,304)	$(13,414,730)

All expenditures incurred in connection with the acquisitions were expensed and are included in selling, general and administrative expenses. The Company impaired $2,729,834 of goodwill related to the Funmap purchase during 2015, See "NOTE 8 – GOODWILL" for additional information.

NOTE 8 – GOODWILL

The following table sets forth the carry value of the Company's goodwill as of June 30, 2016:

		During the Six Months Ended June 30, 2016
	Balance at December 31, 2015	Good will Recognized at time of Purchase	Goodwill Impaired	Balance at June 30, 2016
Funmaps	$750,000	$-	$-	$750,000
Next	1,330,000	-	-	1,330,000
Frontiers Media	4,654,197	-	-	4,654,197
Total	$6,734,197	$-	$-	$6,734,197

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

During the three months ended June 30, 2016, Alan Beck, shareholder and consultant advanced the Company $132,692 and was repaid $22,262. During the six months ended June 30, 2016, Mr. Beck advanced the Company $173,692 and was repaid $26,262.

During the three and six months ended June 30, 2016, the Company recognized $37,500 and $75,000 of cash compensation expense for Michael Turner, President of Media Ventures Division, shareholder and former Director.

During the three and six months ended June 30, 2016, the Company recognized $30,000 and $80,000 of cash compensation expense for Lawrence Rutstein, Chairman for consulting services.

NOTE 10 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to June 30, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

On July 18, 2016 Firstfire and the Company entered into a Second Amendment and Waiver Agreement (the "FirstfireAmendment No. 2"). Pursuant the Firstfire Amendment No. 2, the Firstfire Note shall be exchanged for a new debenture with identical terms as Firstfire Note except the new debenture maturity date is extended to January 16, 2017 and the new debenture conversion price shall be amended to provide that upon default by the Company, the conversion price will be permanently reset to $0.02. The Company will make a $10,000 payment on 7/22/2016 and another $40,000 payment before 7/29/2016, thereafter MMP will make 4 payments of $5,000 on each 15th of the month (September, October, November, December) with the balance of the note being repaid on or before January 16 2017.Additionally, 300,000 common stock purchase warrants (the "Firstfire Warrant No. 3") were issued with a five year life and $0.03 exercise price subject to adjustment for dilutive issuances with identical terms to the Firstfire Warrant.

On July 29, 2016, the Company entered into a Master Credit Facility Agreement (the "Credit Agreement") by and among the Company, Columbia Funmap, Inc., New Frontiers Media Holdings, LLC, (together with Columbia Funmap, the "Subsidiaries," and the Subsidiaries, together with the Company, the "Borrowers") and White Winston Select Asset Funds, LLC, as lender ("WW"). Pursuant to the Credit Agreement, WW agreed to loan the Borrowers the original principal amount of $1,750,000 (the "Loan"). An initial amount of $1,116,934 was funded by WW at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of WW.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Secured Promissory Note (the "Secured Note") and the repayment of the Secured Note is secured by a first position security interest in substantially all of the Borrower's assets in favor of WW, as evidenced by a Security Agreement by and between the Borrowers and WW (the "Security Agreement"). The Secured Note is in the original principal amount of $1,750,000, is due and payable, along with interest thereon, on June 29, 2017, and bears interest at the rate of 10% per annum. Provided no Event of Default (as defined in the Credit Agreement) has occurred, until the first (1st) anniversary of the Loan transactions, all non-default interest accruing on the outstanding principal of up to $932,383.10 shall be added to the principal outstanding on the Secured Note at the end of each monthly payment period. Upon the occurrence of an Event of Default the interest rate shall increase 700 basis points, which increase shall take effect without the need for WW to notify the Borrower.

As additional security, the Company pledged its ownership interests in the Subsidiaries, pursuant to a Securities Pledge Agreement and Escrow Agreement entered into as of July 29, 2016.

As partial consideration for WW entering into and structuring the Credit Agreement, the Company issued to WW (i) a common stock purchase warrant to purchase up to 2,500,000 shares of the Company's common stock with an exercise price of $0.01 per share (the "Fixed Common Stock Purchase Warrant"), (ii) a common stock purchase warrant to purchase up to 2,500,000 shares of the Company's common stock with an exercise price of $0.03 per share ( the "Pro-Rata Common Stock Purchase Warrant"), and (iii) a common stock purchase warrant to purchase shares of the Company's common stock in such amount and at such price as is determined by the formulas set forth therein (the "Adjustable Common Stock Purchase Warrant").

Additionally, the Company shall pay to WW the following fees in connection with the Credit Agreement (i) a non-utilization fee commencing on the first anniversary of the date of the Secured Note accruing at the rate of one percent (1%) per annum on the average daily unborrowed portion of the Secured Note payable quarterly in arrears and (ii) a consulting fee for services provided to the Company not to exceed $5,000 per month unless an Event of Default has occurred or WW agrees to undertake specific tasks associated with the operations of the Company.

Pursuant to the Credit Agreement, an Event of Default includes, but is not limited to, the occurrence of any of the following: (i) the Borrower defaulting in making any payment when the payment shall become due under the Secured Note or any of the other Loan Documents (as defined in the Credit Agreement); (ii) the Borrower failing to comply with any term, covenant or agreement of the Credit Agreement or any other Loan Documents in accordance with the terms therein, which such failure continues for twenty days from the earlier of: (a) notice to WW or (b) the date on which the Borrower first became aware of non-compliance; and (iii) the commencement of proceedings under any bankruptcy or insolvency law by or against the Borrower or any other person primarily or secondarily liable under the Secured Note, or in respect thereof, including any person or entity who has pledged or granted to WW a security interest or other lien in property on behalf of the Borrower, or an inability of such person to pay its obligations when due.

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

Our top brands include:

•	Florida Agenda, a Florida-based weekly LGBT newspaper covering world, national and local news and events;

•	Frontiers, a bi-weekly gay lifestyle magazine established nearly 35-years ago that is circulated throughout California and Nevada, offering the latest in politics, news, fashion, fitness, entertainment and travel;

•	Next (South Florida), a weekly entertainment and lifestyle full-color publication covering the burgeoning South Florida LGBT marketplace;

•	WiRld City Guides, a 33-year-old LGBT travel and leisure publishing company, producing local and regional maps in 17 cities and distributing in 40 cities across North America; and

•	Next (New York) magazine, a weekly comprehensive lifestyle resource for all gay New Yorkers since 1993.

•

WiRLD.com, launched in Beta mode during the first quarter of 2016, the first global digital media hub that will recognize and reward users for consuming our original and curated content, including news, entertainment, pop culture, lifestyle stories, social blogs, photos and premium video.

Our goal is to interweave digital, mobile and print to deliver the highest quality and most engaging news and entertainment information via a variety of platforms across all cultural, generational and preferred modality barriers to reach a potentially unprecedented audience.

Results of Operations

Three and Six Months Ended June 30, 2016 Compared With the Three and Six Months Ended June 30, 2015.

Revenue

Net revenue increased $522,072 to $754,513 during the three months ended June 30, 2016 compared to $232,441 during the three months ended June 30, 2015. Net revenue increased $1,036,642 to $1,459,168 during the six months ended June 30, 2016 compared to $422,526 during the six months ended June 30, 2015. Revenue increased due to expanded circulation, increased sales efforts and the inclusion of revenue from acquired businesses, Columbia FunMap, Inc., RND Enterprises, Inc. (i.e. Next Magazine) and New Frontiers Media Holdings, LLC.

Gross Profit and Cost of Sales

Gross profit increased $115,966 to $186448 during the three months ended June 30, 2016 compared to $70,482 during the three months ended June 30, 2015. Gross profit increased $44,482 to $204,624 during the six months ended June 30, 2016 compared to $160,142 during the six months ended June 30, 2015. Gross margin decreased to 24.7% during the three months ended June 30, 2016 compared to 30.3% during the three months ended June 30, 2015. Gross margin decreased to 14.0% during the six months ended June 30, 2016 compared to 37.9% during the six months ended June 30, 2015. The decrease in gross margin is the result of increased production, distribution and editorial costs. The Company is currently reviewing its operations and making operational changes to more efficiently allocate resources and improve margins. Margins may fluctuate in the future due to potential changes in the mix of products and services the company pursues.

Operating Expenses

A summary of our operating expense for the three and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)
Operating expense
General and administrative	$608,000	$494,360	$113,640
Sales and marketing	247,664	194,886	52,778
Services - related party	30,000	124,400	(94,400)
Stock compensation - related party	565,405	-	565,405
Stock compensation	887,875	181,190	706,685
Goodwill impairment	-	-	-
Total operating expense	$2,338,944	$994,836	$1,344,108

	Six Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)
Operating expense
General and administrative	$1,247,265	$707,226	$540,039
Sales and marketing	542,601	296,963	245,638
Services - related party	127,675	124,400	3,275
Stock compensation - related party	722,061	102,857	619,204
Stock compensation	984,250	1,050,383	(66,133)
Goodwill impairment	-	2,729,834	(2,729,834)
Total operating expense	$3,623,852	$5,011,663	$(1,387,811)

General and administrative ("G&A") costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs and exclude stock compensation costs. G&A costs increased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due to increases in headcount and expanse of operations as a result of the our acquisitions and increased efforts to position the Company for future growth.

Sales and marketing ("S&M") costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs increased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to the build out of our website, increased public relations efforts and higher headcount compared to the prior year period.

Stock compensation inecreased during the three months ended June 30, 2015 compared to the same period in the prior year due to the recognition of expense associated with the prior issuance of warrants in exchange for services as a result of personnel changes which necessitated immediate recognition of awards that were previously vesting over time.

Other Income (Expense)

All the elements of other expense relate to our convertible promissory notes and detachable warrants, including discounts recorded due to stock issued with debt, warrants issued with debt, beneficial conversion features contained in our convertible notes and derivative accounting for the 9% Convertible Promissory Notes and Firstfire Notes as a result of their specific terms. As of June 30, 2016, there remains $844,377 of debt discount to be amortized.

Liquidity and Capital Resources

Second Amendment to Firstfire Note

On July 18, 2016 Firstfire and the Company entered into a Second Amendment and Waiver Agreement (the "FirstfireAmendment No. 2"). Pursuant the Firstfire Amendment No. 2, the Firstfire Note shall be exchanged for a new debenture with identical terms as Firstfire Note except the new debenture maturity date is extended to January 16, 2017 and the new debenture conversion price shall be amended to provide that upon default by the Company, the conversion price will be permanently reset to $0.02. The Company will make a $10,000 payment on 7/22/2016 and another $40,000 payment before 7/29/2016, thereafter MMP will make 4 payments of $5,000 on each 15th of the month (September, October, November, December) with the balance of the note being repaid on or before January 16 2017.Additionally, 300,000 common stock purchase warrants (the "Firstfire Warrant No. 3") were issued with a five year life and $0.03 exercise price subject to adjustment for dilutive issuances with identical terms to the Firstfire Warrant.

Our available working capital and capital requirements will depend upon numerous factors, including the efficient and timely integration of our acquisitions, increase in demand from advertisers for our publications, the establishment of collaborative arrangements with other organizations, and our ability to attract and retain key employees.

During the six months ended June 30, 2016, because of our operating losses, we did not generate positive operating cash flows. As of June 30, 2016 we had an accumulated deficit of $12,711,174, cash on hand of $113,384 and negative working capital of $5,518,237. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business and leveraging the synergies between our recent acquisitions. (See "Cash Requirements" below). In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Master Credit Facility

Effective July 29, 2016, Multimedia Platforms, Inc. (the "Company") entered into a Master Credit Facility Agreement (the "Credit Agreement") by and among the Company, Columbia Funmap, Inc., a New Jersey corporation and wholly owned subsidiary of the Company ("Columbia Funmap"), New Frontiers Media Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (together with Columbia Funmap, the "Subsidiaries," and the Subsidiaries, together with the Company, the "Borrowers") and White Winston Select Asset Funds, LLC, a Delaware limited liability company, as lender ("WW"). Pursuant to the Credit Agreement, WW agreed to loan the Borrowers the original principal amount of One Million Seven Hundred Fifty Thousand Dollars ($1,750,000) for the Company to use as working capital (the "Loan"). An initial amount of $1,116,934.40 was funded by WW at the closing of the Credit Agreement. Any increase in the amount extended to the Borrowers shall be at the discretion of WW.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Secured Promissory Note (the "Secured Note") and the repayment of the Secured Note is secured by a first position security interest in substantially all of the Borrower's assets in favor of WW, as evidenced by a Security Agreement by and between the Borrowers and WW (the "Security Agreement"). The Secured Note is in the original principal amount of $1,750,000, is due and payable, along with interest thereon, on June 29, 2017 (the "Maturity Date"), and bears interest at the rate of 10% per annum. Provided no Event of Default (as defined in the Credit Agreement) has occurred, until the first (1st) anniversary of the Loan transactions, all non-default interest accruing on the outstanding principal of up to $932,383.10 shall be added to the principal outstanding on the Secured Note at the end of each monthly payment period. Upon the occurrence of an Event of Default the interest rate shall increase 700 basis points, which increase shall take effect without the need for WW to notify the Borrower.

As additional security, the Company pledged its ownership interests in the Subsidiaries, pursuant to a Securities Pledge Agreement (the "Pledge Agreement") and Escrow Agreement entered into as of July 29, 2016.

As partial consideration for WW entering into and structuring the Credit Agreement, the Company issued to WW (i) a common stock purchase warrant to purchase up to 2,500,000 shares of the Company's common stock with an exercise price of $0.01 per share (the "Fixed Common Stock Purchase Warrant"), (ii) a common stock purchase warrant to purchase up to 2,500,000 shares of the Company's common stock with an exercise price of $0.03 per share ( the "Pro-Rata Common Stock Purchase Warrant"), and (iii) a common stock purchase warrant to purchase shares of the Company's common stock in such amount and at such price as is determined by the formulas set forth therein (the "Adjustable Common Stock Purchase Warrant").

Additionally, the Company shall pay to WW the following fees in connection with the Credit Agreement (i) a non-utilization fee commencing on the first anniversary of the date of the Secured Note accruing at the rate of one percent (1%) per annum on the average daily unborrowed portion of the Secured Note payable quarterly in arrears and (ii) a consulting fee for services provided to the Company not to exceed $5,000 per month unless an Event of Default has occurred or WW agrees to undertake specific tasks associated with the operations of the Company.

Pursuant to the Credit Agreement, an Event of Default includes, but is not limited to, the occurrence of any of the following: (i) the Borrower defaulting in making any payment when the payment shall become due under the Secured Note or any of the other Loan Documents (as defined in the Credit Agreement); (ii) the Borrower failing to comply with any term, covenant or agreement of the Credit Agreement or any other Loan Documents in accordance with the terms therein, which such failure continues for twenty (20) days from the earlier of: (a) notice to WW or (b) the date on which the Borrower first became aware of non-compliance; and (iii) the commencement of proceedings under any bankruptcy or insolvency law by or against the Borrower or any other person primarily or secondarily liable under the Secured Note, or in respect thereof, including any person or entity who has pledged or granted to WW a security interest or other lien in property on behalf of the Borrower, or an inability of such person to pay its obligations when due.

The above descriptions of the Fixed Common Stock Purchase Warrant, Pro-Rata Common Stock Purchase Warrant, Adjustable Common Stock Purchase Warrant, Credit Agreement, Secured Note, Security Agreement and Pledge Agreement do not purport to be complete and are qualified in their entirety by the full text of the documents themselves, in the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 10, 2016, as Exhibits 4.1, 4.2, 4.3, 10.1, 10.2, 10.3, and 10.4, respectively.

Cash Requirements

We had cash available of $113,384 as of June 30, 2016. Based on our revenues, cash on hand and current monthly burn rate, around $200,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Subsequent to June 30, 2016, the Company entered into a financing transaction withWinston Select Asset Funds, LLC for a loan with an original principal amount of $1,750,000.

During the six months ended June 30, 2016, the Company 1) conducted a bridge note offering for up to $400,000 by issuing Units with each Unit consising of an 8% Promissory Note and 250,000 shares of restricted common stock and received $250,000; 2) received a term loan of $125,000 repayable at the rate of $972.22 per day over 180 days; 3) issued a convertible promissory note and 166,667 common stock purchase warrants in exchange for proceeds of $50,000; and 4) issued a convertible promissory note with a face amount of $50,000 from which we received proceeds of $38,000

On December 15, 2015, the Company closed a financing transaction by entering into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC and sale of $176,000 convertible promissory note and 176,000 stock purchase warrants under which the Company received $150,000.

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

Cash used in operating activities was $243,052 for the six months ended June 30, 2016, as compared to $915,690 during the six months ended June 30, 2015.

Cash used in investing activities was $143,651 for the six months ended June 30, 2016, as compared to $196,330 during the six months ended June 30, 2015.

Cash provided by financing activities was $431,934 during the six months ended June 30, 2016, as compared to $1,569,848 during the six months ended June 30, 2015.

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

The goodwill recorded in the Consolidated Balance Sheets as of June 30, 2016 was $6,734,197. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was an impairment of goodwill totaling $2,729,834 related to our Funmap acquisition in fiscal 2015. For the annual impairment testing in fiscal 2015, the excess of the fair value over the carrying value for each of our reporting units was approximately $7.5 million.During the fourth quarter of fiscal 2015, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to accredited and sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

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

During the three months ended June 30, 2016, the Company 1) issued 5,000,000 shares valued at 100,000 to Maxim Group, LLC as placement agent pursuant to an engagement agreement for the public offering of common stock; 2) issued 300,000 for services valued at $6,000; and 3) became obligated to issue 1,514,359 shares of common stock in exchange for services valued at $45,000.

Item 3. Defaults Upon Senior Securities

On October 15, 2015, Mark Friedman, Director and C. Lawrence Rutstein, Chairman, each loaned the Company $25,000 and received a promissory note with a maturity date of February 12, 2016. The notes are in default as of the date of this report.

From February 1, 2016 through February 18, 2016, the Company received $250,000 and issued six Bridge Notes with face amounts ranging from $25,000 to $100,000 pursuant to the Bridge Note Offering. The notes were due in six months on August 1, 2016 through August 18, 2016. The notes are in default as of the date of this report.

On September 8, 2015, the Company issued a promissory note to Michael Turner, Director and President of Media Ventures Division pursuant to the purchase of New Frontiers Media, LLC. The note has a face amount of $250,000 and maturity of March 31, 2016. The Note is currently in default.

There are eight, unsecured promissory notes with principle balances ranging between $3,000 to $50,000 and bearing interest of 2% to 9%. The notes were acquired with the acquisition of New Frontiers Media Holdings, LLC on September 8, 2015. The Frontiers Notes all matured by December 24, 2015 and are currently in default.

On November 6, 2015, the Company issued an 8% Promissory Note to C. Lawrence Rutstein, former Chairman of the Board of the Company, in the amount of $250,000. The Rutstein Note was issued pursuant to the terms of a Promissory Note dated as of the same date. The Rutstein Note bears interest at the rate of 8% per annum and the principal and interest were due on May 4, 2016. The Rutstein Note is currently in default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant issued to Firstfire Global Opportunities Fund LLC dated June 16, 2016 (Incorporated by reference as exhibit 2 to Form 8-K filed on July 5, 2016)

10.1	Form of Securities Purchase Agreement related to the Bridge Note Offering dated February 18, 2016 (Incorporated by reference as exhibit 1 to Form 10-Q filed on May 17, 2016)

10.2	Form of Promissory Note related to the Bridge Note Offering dated February 18, 2016 (Incorporated by reference as exhibit 2 to Form 10-Q filed on May 17, 2016)

10.3	Note Purchase Agreement between Multimedia Platforms, Inc. and Terry King dated January 6, 2016 (Incorporated by reference as exhibit 3 to Form 10-Q filed on May 17, 2016)

10.4	9% Convertible Promissory Note between Multimedia Platforms, Inc. and Terry King dated January 6, 2016 (Incorporated by reference as exhibit 4 to Form 10-Q filed on May 17, 2016)

10.5	Common Stock Purchase Warrant between Multimedia Platforms, Inc. and Terry King dated January 6, 2016 (Incorporated by reference as exhibit 5 to Form 10-Q filed on May 17, 2016)

10.6	Amendment and Waiver Agreement by and between Firstfire Global Opportunities Fund LLC and Multimedia Platforms, Inc dated June 16, 2016 (Incorporated by reference as exhibit 2 to Form 8-K filed on July 5, 2016)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension - Schema Document*

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document*

_______________

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA PLATFORMS, INC.

Date: August 22, 2016	By:	/s/ Robert Weiss
Robert Weiss
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter Frank
Peter Frank
Chief Financial Officer (Principal Financial Officer)

